Form 10-Q
period 1996-03-31
WIRELESS ONE INC
filed 1996-05-13
CIK 918358

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 1996

                      Commission file number:     0-26836

                               WIRELESS ONE, INC.
              (Exact name of registrant specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   72-1300837
                      (I.R.S. Employer Identification No.)

                       11301 Industriplex Blvd., Suite 4
                             Baton Rouge, Louisiana
                    (Address of principal executive office)

                                   70809-4115
                                   (Zip code)

                                 (504) 293-5000
              (Registrant's telephone number, including area code)
                        5551 Corporate Blvd., Suite 2G
                         Baton Rouge, Louisiana 70808
                         (Registrant's former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X            NO
    --------            --------

Number of shares of common stock outstanding as of May 8, 1996.

                                   13,498,752

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.             Financial Statements                                Page No.

                    Condensed Consolidated Balance Sheets as of
                    March 31, 1996 and December 31, 1995.............         2

                    Condensed Consolidated Statements of Operations
                    for the three months ended March 31, 1996
                    and 1995.........................................         3

                    Condensed Consolidated Statements of Cash
                    Flows for the three months ended March 31, 1996
                    and 1995.........................................         4

                    Notes to Condensed Consolidated Financial
                    Statements.......................................         5

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............         6

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K.................        11


PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               WIRELESS ONE, INC.
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                              March 31,   December 31,
                 Assets                         1996          1995
                                             -----------  ------------
Current assets:
  Cash and cash equivalents                 $ 98,964,157   110,380,329
  Marketable investment                       17,735,150    17,637,839
   securities-restricted
  Subscriber receivables, net                    159,819       143,633
  Accrued interest and other receivables         793,176       405,241
  Prepaid expenses                               587,732       796,389
                                            ------------   -----------

Total current assets                         118,240,034   129,363,431

Property and equipment, net                   22,912,095    14,266,755
Leased license investment, net                28,491,658    26,724,238
Marketable investment securities -            35,946,439    35,755,505
 restricted
Other assets                                   7,703,873     7,689,945
                                            ------------   -----------

                                             213,294,099   213,799,874
                                            ============   ===========
Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                             2,627,827     2,356,707
  Accrued expenses                             1,160,459       862,100
  Accrued interest                             8,558,333     3,683,333
  Current maturities of long-term debt           384,366       376,780
                                            ------------   -----------

Total current liabilities                     12,730,985     7,278,920

Long-term debt                               150,993,259   150,871,267
                                            ------------   -----------

                                             163,724,244   158,150,187
                                            ------------   -----------

Stockholders' equity:
  Preferred stock, $.01 par value,
   10,000,000 shares
   authorized,  no shares issued or
   outstanding                                         -             -
  Common stock, $0.01 par value,
   50,000,000 shares
   authorized, and 13,498,752 shares
   issued and outstanding                        134,988       134,988
  Additional paid-in capital                  65,631,596    65,631,596
  Accumulated deficit                        (16,196,729)  (10,116,897)
                                            ------------   -----------

Total stockholders' equity                    49,569,855    55,649,687
                                            ------------   -----------

                                            $213,294,099   213,799,874
                                            ============   ===========



See accompanying notes to condensed consolidated financial statements.

                               WIRELESS ONE, INC.
                Condensed Consolidated Statements of Operations
                                  (unaudited)


                                              Three months ended
                                                    March 31,
                                            -----------------------
                                               1996         1995
                                            -----------  ----------

Revenues                                    $   940,777     238,825
                                            -----------   ---------

Operating expenses:
 Systems operations                             555,942     169,981
 Selling, general and administrative          2,637,553     461,129
 Depreciation and amortization                  964,005     199,519
                                            -----------   ---------
                                              4,157,500     830,629
                                            -----------   ---------

Operating loss                               (3,216,723)   (591,804)
                                            -----------   ---------

Other income (expense):
 Interest expense                            (5,009,893)   (114,090)
 Interest income                              2,126,360       3,122
 Other                                           20,424        (520)
                                            -----------   ---------

  Total other income (expense)               (2,863,109)   (111,488)
                                            -----------   ---------

Net loss                                    $(6,079,832)   (703,292)
                                            ===========   =========
Net loss per common share                   $      (.45)       (.35)
                                            ===========   =========

Weighted average common shares
 outstanding                                 13,498,752   2,013,950
                                            ===========   =========

See accompanying notes to condensed consolidated financial statements.

                               WIRELESS ONE, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                Three months ended
                                                     March 31,
                                             ------------------------
                                                 1996         1995
                                             ------------  ----------
Cash flows from operating activities:

     Net loss                               $ (6,079,832)   (703,292)

     Adjustments to reconcile net loss
      to net cash used in operating
      activities:
         Depreciation and amortization           964,005     199,519
         Amortization of debt discount           130,897      73,671
         Non-cash interest income               (288,245)          -
         Bad debt expense                         23,694           -
         Changes in assets and liabilities:
            Subscriber receivables              (427,815)        884
            Prepaid expenses                     208,657      11,631
            Accounts payable and
             accrued expenses                  5,444,480     279,448
                                            ------------   ---------
              Net cash used in
               operating activities              (24,159)   (138,139)
                                            ------------   ---------
Cash flows from investing activities:
         Capital expenditures                 (9,195,283)   (654,945)
         Purchase of investments and
           other assets                         (209,021)    (25,943)
          Expenditures for leased
           licenses                           (1,986,390)    (19,902)
                                            ------------   ---------
                   Net cash used in
                    investing activities     (11,390,694)   (700,790)
                                            ------------   ---------
Cash flows from financing activities:
          Proceeds from issuance of
           long-term debt                              -      37,472
          Issuance of common stock                     -   1,077,622
          Principal payments on
           long-term debt                         (1,319)          -
                                            ------------   ---------
                   Net cash (used in)
                    provided by
                    financing activities          (1,319)  1,115,094
                                            ------------   ---------
                   Net (decrease)
                    increase in cash         (11,416,172)    276,165

Cash and cash equivalents at beginning
 of period                                   110,380,329      24,481
                                            ------------   ---------
Cash and cash equivalents at end of
 period                                     $ 98,964,157     300,646
                                            ============   =========


See accompanying notes to condensed consolidated financial statements.

                               WIRELESS ONE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996

(1)  Description of Business and Summary of Significant Accounting Policies
     ----------------------------------------------------------------------


   (a)   Description of Organization
         ---------------------------

       Wireless One, Inc. (the "Company") was formed in June 1995 to combine the operations of a predecessor company ("Old Wireless One") with certain wireless cable television assets and all related liabilities of certain subsidiaries of Heartland Wireless Communications, Inc. ("Heartland") for the purpose of further developing, owning, and operating wireless cable television systems primarily in select southern and southeastern markets. Old Wireless One had been formed on December 23, 1993, in conjunction with the merger of its predecessor, Wireless One, L.L.C., a Limited Liability Company (LLC). LLC had been formed on February 4, 1993 with six members and on December 23, 1993, Old Wireless One acquired all of the net assets and outstanding interests of LLC in a tax free reorganization. Accordingly, the accompanying consolidated financial statements include results of operations of Wireless One, Inc. and its subsidiaries and its predecessor companies since February 4, 1993. Unless otherwise indicated, references to the Company include Wireless One, Inc. and its subsidiaries and its predecessors. See the Company's December 31, 1995 Annual Report on Form 10-K for further comments regarding Heartland and the Heartland Transaction.

   (b) Consolidation Policy
       --------------------

       The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

   (c) Interim Financial Information
       -----------------------------

       The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-
       Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K.

       Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for full year 1996. In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

   (d) Marketable Investment Securities
       --------------------------------

       Investments in marketable securities consist of U.S. Treasury securities which mature periodically through October 1998. The Company has the ability and intent to hold these investments until maturity and, accordingly, has classified these investments as held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost, adjusted for amortization of premiums or discounts. Premiums and discounts are amortized over the life of the related held-to-maturity investment as an adjustment to yield using the effective interest method. A decline in market value of the Company's

                                                                     (Continued)

                               WIRELESS ONE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       investments below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established.

(e)      Net Loss Per Common Share
         -------------------------

       Net loss per common share is based on the net loss applicable to common stock divided by the weighted average number of common shares outstanding during the period presented. Shares issuable upon exercise of stock options and warrants are antidilutive and have been excluded from the calculation.

       All share and per share data for the period ended March 31, 1995, including the weighted average number of common shares outstanding, have been restated for the Heartland Transaction consummated in October of 1995 giving retroactive effect to the exchange of approximately one share of Old Wireless One common stock for 4 shares of Wireless One, Inc. common stock. See the Company's December 31, 1995 Annual Report on Form 10-K for further description of the Heartland Transaction.

(2)   Subsequent Event
      ----------------

       On April 25, 1996, the Company entered into a definitive merger agreement with Jackson, MS based TruVision Wireless, Inc. ("TruVision"). Under terms of the transaction, the Company will exchange approximately 3.4 million of its common shares in exchange for all of TruVision's outstanding shares. Additionally, the Company has committed to provide a bridge loan of up to $15 million which will be secured by certain assets of TruVision and its subsidiaries. Consummation of this transaction is subject to the satisfaction of certain closing conditions including the receipt of bondholder consents and FCC/Hart Scott approval. This transaction is expected to close by the end of August 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE SAME PERIOD ENDED 1995

The table below sets forth for each of the Operating Systems the later of the date of launch or acquisition by the Company and the approximate number of subscribers at March 31, 1996 and March 31, 1995.

                                                  Approximate      Approximate
                                Launch or        Subscribers at  Subscribers at
Market                       Acquisition Date        03/31/96        03/31/95
- - ------                       ----------------    --------------  --------------
Brenham, Tx                  February 1996                268               -

Bryan/College Station, Tx    May 1995                   2,080               -

Milano, Tx                   October 1995               1,501               -

Wharton, Tx                  June 1994                  1,881           1,601

Bunkie, La                   December 1995                667               -

Lafayette, La                January 1994                 625             436

Lake Charles, La             April 1994                   490             573

Monroe, La                   October 1995               1,206               -

Gainesville, Fl              January 1996                 261               -

Panama City, Fl              September 1995             1,362               -

Pensacola, Fl                July 1995                  1,287               -

Jeffersonville, Ga (a)       March 1996                     -               -

Tullahoma, Tn                November 1995                661               -
                                                     --------           -----
            TOTAL                                      12,289           2,507
                                                     ========           =====

(a) System launched at the end of March 1996.



Revenue Information

                             For the Three Months Ended     Approximate
                                     March 31,            Average Revenue
                             --------------------------  Per Subscriber at
                                 1996          1995       March 31, 1996
                             ------------  ------------  -----------------
Subscription Revenues:
- - ----------------------
Brenham, Tx                      $  8,526      $      -             $33.83

Bryan/College Station, Tx         171,891             -              34.88

Milano, Tx                        140,578             -              32.24

Wharton, Tx                       178,988       167,062              35.69

Bunkie, La                         34,686             -              33.10

Lafayette, La                      41,207        23,475              23.22

Lake Charles, La                   42,408        48,288              29.86

Monroe, La                         89,861             -              30.17

Gainesville, Fl                     6,009             -              27.72

Panama City, Fl                    82,456             -              31.40

Pensacola, Fl                     110,282             -              38.87

Jeffersonville, Ga                      -             -                  -

Tullahoma, Tn                      33,885             -              33.41
                                 --------      --------

            TOTAL                $940,777      $238,825
                                 ========      ========

Revenues. Revenues consist primarily of subscription revenues which principally consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. Subscription revenues for the three months ended March 31, 1996 were $940,777 as compared to $238,825 for the comparable period of 1995, an increase of $701,952 or 294%. This increase is principally attributable to the increase in the average number of subscribers for the three months ended March 31, 1996 compared to the same period ended in 1995. The increase in the average number of subscribers is due to the launch of 8 new systems during the remaining nine months of 1995 and during the first quarter of 1996. In addition, the contributions of two Operating Systems from Heartland in October 1995, attributed to this increase in the average number of subscribers for the first three months of 1996.

Systems Operations Expenses. Systems operations expense include programming costs, channel lease payments, tower site rentals, and repairs and maintenance. Programming costs and channel lease payments (with the exception of minimum payments) are variable expenses which increase as the number of subscribers increases. Systems operations expense for the three months ended March 31, 1996 was $555,942 as compared to $169,981 for the same period of 1995, reflecting an increase of $385,961 or 227%. This increase is attributable primarily to the increase in the number of subscribers for such period in 1996 compared to such period in 1995 as a result of the new markets launched as described above.

Selling, General and Administrative. Selling, general and administrative expenses for the three months ended March 31, 1996 expense $2,637,553 compared to $461,129 for the same period of 1995, an increase of $2,176,424 or 471%. The Company has experienced increasing selling, general and administrative expenses as a result of its increased wireless cable activities and associated administrative costs including costs related to opening and maintaining additional offices and additional compensation expense. The increase is due primarily to increases in personnel costs, advertising and marketing expenses and other overhead expenses required to support the expansion of the Company's operations.

Depreciation and Amortization Expense. Depreciation and amortization expense for the three months ended March 31, 1996 was $964,005 versus $199,519 for the same period of 1995, an increase of $764,486 or 383%. This increase is due to additional amortization of channel rights from systems launched plus amortization of amounts related to systems acquired from Heartland. In addition, depreciation increased due to costs associated with the increase in subscribers and purchase of equipment for newly launched markets.

Interest Expense. Interest expense increased to $5,009,893 from $114,090 as compared to the same period ended in 1995. This large increase in interest expense is due to the issuance in October of 1995 of 150,000 units (the "Units") consisting of $150,000,000 aggregate principal amounts of 13% Senior Notes due 2003.

Interest Income. Interest income of $2,126,360 consists of interest earned on the proceeds from the Offerings (as described below).

LIQUIDITY AND CAPITAL RESOURCES

The wireless cable television business is a capital intensive business. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' location (ii) the construction of additional transmission and headend facilities and related equipment purchases,
(iii) the funding of start-up losses and other working capital requirements,
(iv) the acquisition of additional wireless cable channel rights and systems and
(v) investments in, and, maintenance of, vehicles and administrative offices. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets, to the construct or acquire its Operating Systems, to commence construction of Operating Systems in different markets and to finance initial operating losses.

In order to finance the expansion of its Operating Systems and finance the launch of additional markets, in October 1995, the Company consummated its initial public offering of 3,450,000 shares of common stock, $0.01 par value (the "Common Stock") at $10.50 per share (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrent with the Common Stock Offering, the Company issued the Units consisting of $150 million aggregate principal amount of Senior
Notes and 450,000 warrants to purchase an equal number of shares of Common Stock at an exercise price of $11.55 per share to the initial purchasers (the "Unit Offering" and together with the Common Stock Offering, the "Offerings"). The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the Units into an escrow account to cover the first three years' interest payments on the Senior Notes as required by terms of the Indenture.

For the three months ended March 31, 1996 and 1995, the Company's capital expenditures were approximately $9,195,283 and $654,945 respectively. These expenditures primarily related to the acquisition of equipment in certain of the Company's operating markets, as well as those markets under construction or near-term launches. The Company estimates that approximately $44.4 million in capital expenditures will be required in 1996 to continue to fund growth in the Operating Systems and the systems under construction and to complete the construction and finance the addition of subscribers to 12 additional markets.

During March 1996, the Federal Communications Commission (the "FCC") completed an auction program designed to award initial licenses for MDS channels. Successful bidders will receive a blanket authorization to serve an entire Basic Trading Area ("BTA") on all MDS channels within that BTA. The Company had successful bids totaling approximately $16 million for BTA's. The Company is presently preparing applications, which will be filed with the FCC by May 10, 1996, to secure these BTA's. Should no petitions be filed by other parties against the Company's BTA applications, it is expected that the grant by the FCC of these BTA authorizations will be made during the second quarter of 1996. Assuming all BTA authorizations are granted to the Company, the Company will be required to make total down payments of 20% of the $16 million bid with the remaining 80% being financed over a 10 year term. During this ten-year period, the Company will be required to make quarterly interest payments for the first two years and then quarterly principal and interest payments for the remaining term. The interest rate charged will be equal to the 10 year U.S. Treasury rate at the time of the issuance of the BTA authorization plus 2-1/2%.

On April 25, 1996, the Company entered into a definitive merger agreement with Jackson, MS based TruVision Wireless, Inc. ("TruVision"). Under terms of the transaction, the Company will exchange approximately 3.4 million of its shares of Common Stock in exchange for all of TruVision's outstanding shares. Additionally, the Company has committed to provide a bridge loan to TruVision of up to $15 million, which will be secured by certain assets of TruVision and its subsidiaries. Consummation of this is subject to the satisfaction of a number of closing conditions, including the receipt of the consent of the Company's bondholders and FCC/Hart Scott approval. No assurance can be given such closing conditions will be satisfied and that the TruVision transaction will be completed. This transaction is expected to close by the end of August 1996.

The Company has experienced negative cash flow from operations in each year since its formation, and the Company expects to continue to experience negative consolidated cash flow from operations due to operating costs associated with system development and costs associated with expansion and acquisition activities. Until sufficient cash flow is generated from operations, the Company will be required to utilize its current capital resources or external sources of funding to satisfy its capital needs. The Company currently believes that the aggregate net proceeds from the Company's Offerings will be sufficient to meet its expected capital needs at least over the next twelve months.

Subject to the limitations of the Company's indenture relating to the Senior Notes, in order to accelerate its growth rate and to finance general corporate activities and the launch or build-out of additional systems, the Company may supplement its existing sources of funding with financing arrangements at the operating system level or through additional borrowings, the sale of additional debt or equity securities, including a sale to strategic investor, joint ventures or other arrangements, if such financing is available to the Company on satisfactory terms.

As a result of the Unit Offering, and the possible incurrence of additional indebtedness, the Company will be required to satisfy certain debt service requirements. Following the disbursement of all of the funds in the escrow account in October 1998, a substantial portion of the Company's cash flow will be devoted to debt service on the Senior Notes and the ability of the Company to make payments of principal and interest will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payment when due on the Senior Notes or other indebtedness of the Company. If the Company is unable to meet interest and principal payments in the future, it may, depending upon circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. The incurrence of additional indebtedness is restricted by the Indenture.

In managing its wireless cable assets, the Company may, at its option, exchange or trade existing wireless cable channel rights for channel rights in markets that have a greater strategic value to the Company. The Company continually evaluates opportunities to acquire, either directly or indirectly through the acquisition of other entities, wireless cable channel rights. There is no assurance that the Company will not pursue any such opportunities that may utilize capital currently expected to be available for its current markets.

PART II. - OTHER INFORMATION
- - ----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  See Exhibit Index on page 12

(b)  No reports on Form 8-K were filed during the periods presented.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WIRELESS ONE, INC.



Date:   May 9, 1996                        /s/  Sean Reilly
        -----------                        -------------------------------------
                                           Sean Reilly
                                           President and Chief Executive Officer



Date:   May 9, 1996                        /s/  J. Robert Gary
        -----------                        -------------------------------------
                                           J. Robert Gary
                                           Senior Vice President and
                                           Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.                             Description of Exhibit
- - -----------                             ----------------------


27                  Financial Data Schedule