Form 10-K/A
period 1995-12-31
WIRELESS ONE INC
filed 1996-07-01
CIK 918358

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A


AMENDMENT NO. 2 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1995.

                   Commission file number         0-26836
                                            -------------------

                               WIRELESS ONE, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                          72-1300837
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

11301 Industriplex, Suite 4, Baton Rouge, LA                70809-4115
(Address of principal executive offices)                    (Zip Code)



      Registrant's telephone number, including area code: (504) 293-5000

  SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                    Common Stock, par value $.01 per share
       ----------------------------------------------------------------
                               (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   x      No
                                              -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 21, 1996 at a closing sale price of $14.25 as reported by the Nasdaq National Market was approximately $81,626,237.

     As of March 21, 1996, the Registrant had 13,498,752 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                               WIRELESS ONE, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                                                                                                 PAGE NO.
                                                                                                 --------

PART I ...........................................................................................    1

Item 1.                 Business..................................................................    1
Item 2.                 Properties................................................................   21
Item 3.                 Legal Proceedings.........................................................   21
Item 4.                 Submission of Matters to a Vote of Security-Holders.......................   21
Item 4A.                Executive Officers of the Registrant......................................   22

PART II...........................................................................................   23

Item 5.                 Market for the Registrant's Common Equity and Related Stockholder Matters.   23
Item 6.                 Selected Financial Data...................................................   23
Item 7.                 Management's Discussion and Analysis of Financial Condition and
                        Results of Operations.....................................................   24
Item 8.                 Financial Statements and Supplementary Data...............................   30
Item 9.                 Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure......................................................   30

PART III..........................................................................................   30

Item 10.                Directors and Executive Officers of the Registrant........................   30
Item 11.                Executive Compensation....................................................   30
Item 12.                Security Ownership of Certain Beneficial Owners and Management............   30
Item 13.                Certain Relationships and Related Transactions............................   30

PART IV...........................................................................................   30

Item 14.                Exhibits, Financial Statement Schedules and Reports on Form 8-K...........   30

    The Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission (the "SEC") on March 29, 1996 and as amended by the Company's Form 10-K/A, as filed with the
SEC on     , 1996 (the "Form 10-K") is hereby amended and restated in its entirety as follows:


                                     PART I

 ITEM 1.        BUSINESS.

 OVERVIEW

      The Company develops, owns and operates wireless cable television systems, primarily in small to mid-size markets located in the southeastern United States. Wireless cable television systems transmit programming via microwave frequencies from a headend to a small receive-site antenna at each subscriber's location. The Company has targeted 37 markets located in Texas, Louisiana, Tennessee, Alabama, Georgia and Florida, representing approximately 4.7 million households, approximately 3.4 million of which the Company believes can be served by line-of-sight ("LOS") transmissions. LOS transmissions generally require a direct, unobstructed transmission path from the central transmitting antenna to an antenna located at the subscriber's location.

      The Company targets small to mid-size markets with a significant number of LOS households that are unpassed by traditional hard-wire cable. Many of these households, particularly in rural areas, have limited access to local off-air VHF/UHF programming (such as ABC, NBC, CBS and Fox), and typically do not have access to subscription television service except via satellite receivers which generally are more costly than wireless cable. The Company offers its subscribers local off-air VHF/UHF programming, as well as HBO, Showtime, The Disney Channel, ESPN, CNN, USA, WGN, WTBS, The Discovery Channel, The Nashville Network, A&E and other programming services. The programming that the Company offers in each market varies depending upon market conditions and the availability of channel capacity. Generally, once a system is launched, the Company increases channel offerings when possible. Substantially all of the Company's subscribers have set-top converters that are addressable, which enhances the Company's ability to offer subscribers pay-per-view services. The Company markets its wireless cable service by highlighting four major competitive advantages over traditional hard-wire cable services and other subscription television alternatives: picture quality and reliability, customer service, programming features and price.

      The Company's targeted markets include (i) 13 markets in which the Company currently has systems in operation (the "Operating Systems"), (ii) two markets in which the Company's systems are currently under construction and in which the Company expects to begin operations by April 1996, (iii) 10 near-term launch markets in which the Company believes that it has obtained sufficient wireless cable channel rights to launch commercially viable systems, and (iv) 12 long-term launch markets in which the Company believes that it has obtained or expects to obtain, subject to necessary approvals by the Federal Communications Commission (the "FCC"), sufficient wireless cable channel rights to launch commercially viable systems. At December 31, 1995 and February 29, 1996, the Company's Operating Systems had approximately 7,525 and 10,372 subscribers, respectively.

      In October 1995, the Company acquired (i) the wireless cable business previously conducted by Wireless One Operating Company ("Old Wireless One") and
 (ii) the wireless cable television assets and all related liabilities of certain subsidiaries of Heartland Wireless Communications, Inc. ("Heartland") with respect to certain of Heartland's markets (the "Heartland Division"). Unless the context otherwise requires, references herein to the "Company" include (i) Wireless One, Inc. and its direct and indirect subsidiaries, including the operations of the Heartland Division subsequent to its acquisition by the Company, and (ii) the business conducted by Old Wireless One and its direct and indirect subsidiaries prior to the Company's acquisition of the Heartland Division.

 BUSINESS OPERATING STRATEGY

      The Company's primary business objective is to develop, own and operate wireless cable television systems in rural markets in which the Company believes it can achieve positive system cash flow within 18 months after commencing operations. The Company plans to further its business objective through implementation of the following operating strategies.

      Rural Market Focus. The Company obtains wireless cable channel rights and locates operations in geographic clusters of small to mid-size markets that have a significant number of households not currently passed by traditional hard-wire cable. The Company believes that such markets have less competition from alternative forms of entertainment and that wireless cable service is the most economical subscription television alternative for many of these households. The Company believes that it can commence service successfully in most of its markets with as few as 12 wireless cable channels. Nevertheless, the Company typically commences operations in a given market utilizing all of the channels available to it at such time, which in most cases has exceeded 12. This strategy gives the Company a leading position in its markets, facilitating the Company's ability to acquire additional wireless cable channel rights in such markets. In addition, the Company enjoys low labor costs in its rural markets. Finally, the Company believes that its markets typically have a stable base of potential subscribers that will enable it to maintain a subscriber turnover rate of below 2% per month, as compared to a turnover rate of approximately 3% per month typically experienced by traditional hard-wire cable operators, resulting in reduced installation and marketing expenses. Consequently, the Company believes that its rural market focus will enable it to achieve positive system cash flow with relatively few subscribers.

      Low Cost Structure. Wireless cable systems typically cost significantly less to build and operate than traditional hard-wire cable systems. While both traditional hard-wire cable operators and wireless cable operators must construct a headend in each market, traditional hard-wire operators must install an extensive network of co-axial or fiber optic cable, amplifiers and related equipment (the "Cable Plant") in order to transmit signals from the headend to subscribers. In contrast, once the headend is constructed, the additional costs to add a subscriber are variable and are further offset by installation fees paid by subscribers. Additionally, without a Cable Plant, wireless cable operators typically incur lower system maintenance costs and depreciation costs. At December 31, 1995, the Company estimates that each additional wireless cable subscriber with a single set-top converter requires an incremental capital expenditure of approximately $425, consisting of, on average, $290 of materials and $135 of installation labor and overhead charges.

      Managed Subscriber Penetration. The Company attempts to manage system launch costs and subscriber growth in order to achieve positive system cash flow rapidly. Within a system, the Company initially directs its marketing efforts at households not currently passed by hard-wire cable. The Company then expands its marketing efforts into the more competitive segments of the market, targeting both passed and unpassed households.

      Geographic Clusters and Economies of Scale. The Company believes that its geographic clustering strategy will enable it to achieve cost savings through economies of scale in management, sales and customer service.

 OPERATING SYSTEMS AND THE COMPANY'S MARKETS

      The table below provides information regarding the Company's markets. "Estimated Total Households" represents the Company's estimate of the total households that are within the Company's service area (i.e., signal pattern). "Estimated LOS Households" represents the Company's estimate of the households that can receive the Company's signal after applying a discount to account for those homes that the Company estimates will be unable to receive service due to certain characteristics of the particular market, such as terrain and foliage.

      The Company does not hold directly any of the FCC channel licenses. Instead, the Company has acquired the right to transmit over those channels under leases with holders of channel licenses and applicants for channel licenses. Although the Company has obtained or anticipates that it will be able to obtain access to a sufficient number of channels to operate commercially viable wireless cable systems in its markets, if a significant number of the Company's channel leases are terminated or not renewed, a significant number of pending FCC applications in which the Company has rights are not granted or the FCC terminates, revokes or fails to extend or renew the authorizations held by the Company's channel lessors, the Company may be unable to provide a commercially viable programming package to customers in some or all of its markets. In addition, with the cooperation of the Company, certain channel lessors may file applications with the FCC to modify certain channel licenses in the near-term and long-term launch markets to allow for the relocation of some channels from their currently authorized transmission site. While the Company's leases with such licensees require their cooperation, it is possible that one or more of such lessors may hinder or delay the Company's efforts to use the channels in accordance with the Company's plans for the particular market. Further, FCC interference protection requirements may impact efforts to modify licenses.


                                                                                                                       APPROXIMATE
                                                                                                                       SUBSCRIBERS
                                ESTIMATED        ESTIMATED       ACQUISITION OR        CHANNELS                            AT
                                  TOTAL             LOS             LAUNCH           AT LAUNCH OR        CURRENT      DECEMBER 31,
                             HOUSEHOLDS/(1)/  HOUSEHOLDS/(1)/         DATE         ACQUISITION/(2)/   CHANNELS/(2)/       1995
                             ---------------  ---------------  ------------------  -----------------  -------------   -------------


OPERATING SYSTEMS:
Brenham, Tx.................          42,931           38,638  February 1996                      20             20              -
Bryan/College Station, Tx...         102,676           92,408  May 1995                           31             32          1,445
Milano, Tx..................          40,880           36,792  October 1995                       20             20          1,297
Wharton, Tx.................         102,252           92,027  June 1994                          20             21          1,579
Bunkie, La..................          96,157           81,752  December 1995                      20             20             62
Lafayette, La/(3)/..........         180,277          144,222  January 1994                       11             11            593
Lake Charles, La/(3)/.......         111,560           89,248  April 1994                         17             23            487
Monroe, La..................         114,137           87,885  October 1995                       10             23            829
Gainesville, Fl.............         121,768           93,761  January 1996                       14             14              -
Panama City, Fl.............         108,327           83,412  September 1995                     23             23            442
Pensacola, Fl...............         230,122          184,098  July 1995                          28             28            658
Jeffersonville, Ga..........         189,321          145,777  March 1996                         20             20              -
Tullahoma, Tn...............          151082           76,498  November 1995                      20             20            133
                                   ---------        ---------                                                                -----
Total Operating Systems.....       1,591,490        1,246,518                                                                7,525
                                   ---------        ---------                                                                =====


                                                               ESTIMATED TOTAL     ESTIMATED LOS      EXPECTED CHANNELS AT
                                                               HOUSEHOLDS/(1)/     HOUSEHOLDS/(1)/    LAUNCH/(2)(5)/
                                                               ------------------  -----------------  --------------------
SYSTEMS UNDER CONSTRUCTION/(4)/:
Bucks, Al/(6)/........................................                    150,802            113,102          20
Fort Walton Beach, Fl.................................                     64,216             54,584          19
                                                                          -------            -------
       Total Systems Under Construction...............                    215,018            167,686
                                                                          -------            -------

                                                                ESTIMATED TOTAL    ESTIMATED LOS      EXPECTED CHANNELS AT
                                                                HOUSEHOLDS/(1)/    HOUSEHOLDS/(1)/       LAUNCH/(2)(5)/
                                                               ------------------  -----------------   --------------------
NEAR-TERM LAUNCH MARKETS/(7)/:
Bedias/Huntsville, Tx.......................                               74,681             67,213            20
Freeport, Tx................................                              140,116            126,104            16
Houma, La...................................                               81,741             69,480            26
Alexandria, La..............................                               31,683             25,864            23
Ruston, La..................................                               44,697             26,968            18
Chattanooga, Tn.............................                              257,082            133,734            18
Florence, Al................................                              112,820             82,358            20
Tarboro, Ga.................................                               81,492             52,970            20
Ocala, Fl...................................                              284,926            227,940            15
Tallahassee, Fl.............................                              149,368            104,558            16
                                                                        ---------            -------
       Total Near-Term Launch Markets.......                            1,258,606            917,189
                                                                        ---------            -------

                                                               ESTIMATED TOTAL      ESTIMATED LOS     EXPECTED CHANNELS AT
                                                               HOUSEHOLDS/(1)/      HOUSEHOLDS/(1)/   LAUNCH/(2)(5)/
                                                               ------------------  -----------------      -------------
LONG-TERM LAUNCH MARKETS/(9)/:
Abita Springs, La/(10)/...................                                219,915            175,948            20
Amite, La/(11)/...........................                                 99,208             74,404            20
Baton Rouge, La/(12)/.....................                                261,691            201,501            15
Bankston, Al..............................                                103,570             51,112            20
Selma, Al.................................                                158,661            109,535            16
Six Mile, Al..............................                                 96,424             43,287            16
Charing, Ga...............................                                156,371             78,336            16
Groveland, Ga/(8)/........................                                172,802            112,321            16
Hoggards Mill, Ga.........................                                 77,005             57,753            20
Matthews, Ga..............................                                170,271             85,136            20
Valdosta, Ga..............................                                110,381             77,267            16
Marianna, Fl..............................                                 56,734             39,714            20
                                                                        ---------          ---------
       Total Long-Term Launch Markets.....                              1,683,033          1,106,314
                                                                        ---------          ---------
          COMPANY TOTALS..................                              4,748,147          3,437,707
                                                                        =========          =========

 (1) Estimated Total Households represents the Company's estimate of the total households that are within the Company's service area. Estimated LOS Households represents the Company's estimate of the households that can receive the Company's signal after applying a discount to account for those homes that the Company estimates will be unable to receive service due to certain characteristics of the particular market, such as terrain and foliage.

 (2) Includes local off-air VHF/UHF channels, some or all of which may be retransmitted by the Company via wireless cable frequencies.

 (3) The Company is not actively marketing, and does not currently intend to actively market, its service in the Lafayette and Lake Charles markets until an increase in the channel offering is achieved, which the Company expects to occur within 3 months from the date hereof.

 (4) Systems Under Construction include markets in which the system headend is under construction and in which the Company expects to complete construction and begin operations by the end of April 1996.

 (5) Expected Channels at Launch includes channels with respect to which the Company has a lease with a channel license holder or applicant for a channel license or with a qualified, non-profit educational organization that has filed an application for an ITFS license. There can be no assurance that applications for channel licenses will be granted.

 (6) Household count based on operation at 50 watts. The present operating signal pattern covers an estimated 42,766 total households and an estimated 38,628 LOS households.

 (7) Near-Term Launch Markets include markets in which the Company has obtained sufficient wireless cable channel rights to launch commercially viable systems.

 (8) A petition to deny applications for extension of time to construct eight channels is pending before the FCC. The outcome of this matter cannot be determined.

 (9) Long-Term Launch Markets include markets in which the Company has obtained or expects to obtain, subject to necessary FCC approvals, sufficient wireless cable channel rights to launch commercially viable systems.

 (10) Approximately 50% of the Company's LOS households in this market will require high gain receive-site equipment to avoid interference from an adjacent wireless cable system.

 (11) The Company's channel rights in this market consist of channel lease agreements with educational institutions which have filed ITFS applications with the FCC in October 1995. There can be no assurance that the applications for channel rights will be granted.

 (12) An existing wireless cable operator is serving approximately 300 subscribers in this market with an 11 channel MDS system. The Company's ITFS applications for the market are subject to comparative disposition with competing applications. The outcome of that disposition cannot be reliably projected at this time.

 Operating Systems

      Brenham System. The Company launched service in the Brenham, Texas System in February 1996. The Brenham System serves portions of Washington, Austin, Waller, Burleson, Lee, Fayette and Colorado counties in Texas. The Brenham System did not have any subscribers at December 31, 1995.

      The Company leases 20 of the wireless cable channels available for the Brenham market. The Company transmits on all 20 channels. The Brenham System currently offers an 18 channel basic package, including five local off-air VHF/UHF channels which are being retransmitted, for $19.95 per month. In addition, a subscriber may purchase one premium service channel, HBO, for $9.95. The Brenham System also offers one pay-per-view channel. The Brenham System transmits at 10 watts of power from the 500 foot level of a 709 foot tower, located .2 miles southwest of Brenham, Texas. The Brenham System's signal pattern covers a radius of approximately 40 miles, encompassing approximately 42,931 households, of which the Company believes approximately 38,638 can be served by LOS transmissions. The principal hard-wire cable competitor in the city of Brenham is Northland Cable TV.

      Bryan/College Station System. The Company launched service in the Bryan/College Station, Texas System in May 1995. The Bryan/College Station System serves all of Brazos, Grimes and Burleson counties and parts of Washington, Madison, Robertson, Milano and Lee counties in Texas. The Bryan/College Station System had approximately 1,445 subscribers on December 31, 1995, primarily in single-family homes.

      The Company leases 32 of the wireless cable channels available for the Bryan/College Station market. The Company transmits on all 32 of these channels. The Bryan/College Station System currently offers a 27 channel basic package, including five local off-air VHF/UHF channels which are being retransmitted, for $19.95 per month. In addition, a subscriber may purchase four premium service channels, HBO, The Disney Channel, Showtime and Starz, for $9.95, $5.95, $6.95 and $4.95 per month, respectively. The Bryan/College Station System also offers one pay-per-view channel. The Bryan/College Station System transmits at 10 watts of power from the 484 foot level of a 499 foot tower, three miles southwest of Bryan/College Station. The Bryan/College Station System's signal pattern covers a radius of approximately 40 miles, encompassing approximately 102,700 households, of which the Company believes approximately 92,400 can be served by LOS transmissions. The principal hard-wire cable competitor in the city of Bryan/College Station is TCA Cable TV, Inc.

      Milano System. The Company acquired the Milano, Texas System in October 1995. Prior thereto, the Milano System was operated by Heartland since December 1994. The Milano System serves all of the Milano area and parts of Milam, Burleson, Bell and Brazos counties. The Milano System had approximately 1,297 subscribers on December 31, 1995, primarily in single-family homes.

      The Company leases 20 of the wireless cable channels available for the Milano market. The Company transmits on all 20 of these channels. The Milano System currently offers an 18 channel basic package, including five local off-air VHF/UHF channels which are being retransmitted, for $19.95 per month. In addition, a subscriber may purchase one premium service channel, HBO, for $9.95 per month. The Milano System also offers one pay-per-view channel. The Milano System transmits at 10 watts of power from the 695 foot level of a 700 foot tower, two miles northeast of Milano. The Milano signal pattern covers a radius of approximately 39 miles, encompassing approximately 40,900 households, of which the Company believes approximately 36,800 can be served by LOS transmissions. The principal hard-wire cable competitor in the city of Milano is Cable Video Enterprises.

        Wharton System. The Company launched service in the Wharton, Texas System in June 1994. The Wharton System serves all of Wharton county and parts of Fort Bend, Matagorda, Brazoria and Colorado counties. The Wharton System had approximately 1,579 subscribers on December 31, 1995, primarily in single-family homes.

      The Company leases 21 of the wireless cable channels available for the Wharton market. The Company transmits on all 21 of these channels. The Wharton System currently offers an 18 channel basic package, including five local off-air VHF/UHF channels which are being retransmitted, for $19.95 per month. In addition, a subscriber may purchase two premium service channels, HBO and Showtime, for $10.95 and $6.95 per month, respectively. The Wharton System also offers one pay-per-view channel. The Wharton System transmits at 50 watts of power from the 436 foot level of a 440 foot tower, 4.2 miles southeast of Wharton. The Wharton System's signal pattern covers a radius of approximately 39 miles, encompassing approximately 102,300 households, of which the Company believes approximately 92,000 can be served by LOS transmissions. The principal hard-wire cable competitor in the city of Wharton is Falcon Cable.

        Bunkie System. The Company launched service in the Bunkie, Louisiana System in December 1995. The Bunkie System serves all of Evangeline parish and parts of Acadia, Allen, Avoyelles, Point Coupee, Rapides and St. Landry parishes in Louisiana. The Bunkie System had approximately 62 subscribers on December 31, 1995, primarily in single-family homes.

      The Company leases 20 of the wireless cable channels available for the Bunkie market. The Bunkie System currently offers an 18 channel basic package, including five local off-air VHF/UHF channels which are being retransmitted, for $19.95 per month. In addition, a subscriber may purchase one premium service channel, HBO, for $9.95 per month. The Bunkie System also offers one pay-per-view. The Bunkie System transmits at 50 watts of power from the 705 foot level of a 709 foot tower, located 3.1 miles east of Bunkie, Louisiana. The Bunkie System's signal pattern covers a radius of approximately 40 miles, encompassing approximately 96,157 households, of which the Company believes approximately 81,752 can be served by LOS transmissions. The principal hard-wire competitor is the city of Bunkie's Laribay Cablevision Limited.

        Lafayette System. The Company launched service in the Lafayette, Louisiana System in January 1994. The Lafayette System serves all of Lafayette, St. Martin, Iberia, Vermillion and Acadia parishes, and parts of St. Landry and St. Mary parishes in Louisiana. The Lafayette System had approximately 593 subscribers on December 31, 1995, primarily in single-family homes.

     The Company leases 30 of the wireless cable channels available for the Lafayette market. The Company transmits on six of these channels. Collocation applications were recently granted for four channels. Collocation applications are pending for 12 additional channels. New station applications are pending for eight channels. The Lafayette System currently offers an 11 channel basic package, consisting of six wireless cable channels and five local off-air VHF/UHF channels, for $15.95 per month. The Lafayette System transmits at 10 watts of power from the 220 foot level of a 228 foot tower, 2.8 miles west of Lafayette. The Company has filed and anticipates approval of modification applications to increase to 50 watts of power, to transmit at the 588 foot level of a 604 foot tower and to move 8.6 miles south of Lafayette. Upon such modifications, the Lafayette System's signal pattern will cover a radius of approximately 38 miles, encompassing approximately 180,300 households, of which the Company believes approximately 144,200 can be served by LOS transmissions. These LOS household counts do not differ materially from the Company's present transmission site. The principal hard-wire cable competitor in the city of Lafayette is TCA Cable TV, Inc.

      Lake Charles System. The Company launched service in the Lake Charles, Louisiana System in April 1994. The Lake Charles System serves all of Calcasieu, Jefferson Davis and Cameron parishes, and parts of Beauregard and Allen parishes in Louisiana. The Lake Charles System had approximately 487 subscribers on December 31, 1995, primarily in single-family homes.

      The Company leases 31 of the wireless cable channels available for the Lake Charles market. The Company transmits on nine of these channels. Collocation applications were recently granted for two channels. New station applications are pending for the remaining twenty channels. The Lake Charles System currently offers a 16 channel basic package, consisting of eight wireless cable channels and eight local off-air VHF/UHF channels, for $19.95 per month. In addition, a subscriber may purchase one premium service channel, HBO, for $9.95 per month. The Lake Charles System transmits at 50 watts of power from the 407 foot level of a 411 foot tower, 5.5 miles west of Lake Charles. Applications have been filed to operate the remaining 20 channels at 50 watts of power from the same tower. The Lake Charles System's signal pattern covers a radius of approximately 38 miles, encompassing approximately 111,600 households, of which the Company believes approximately 89,200 can be served by LOS transmissions. The principal hard-wire cable competitor in the city of Lake Charles is TCI Cable TV, Inc.

      Monroe System. The Company acquired the Monroe System in October 1995. Heartland completed construction of the Monroe System in March 1993. The Monroe System had approximately 829 subscribers on December 31, 1995, primarily in single-family homes.

      The Company leases 29 of the wireless cable channels available for the Monroe market. The Company transmits on 17 of these channels and new station applications are pending for the remaining 12 channels. Four of these channels also are subject to an administrative petition that, if granted, could result in the loss of the license therefor. The Monroe System currently offers a 21 channel basic package, consisting of 15 wireless cable channels and six local off-air VHF/UHF broadcast channels, for $19.95 per month. In addition, a subscriber may purchase one premium service channel, HBO, for $9.95 per month. The Monroe System also offers one pay-per-view channel. The Monroe System transmits at 50 watts of power from the 650 foot level of a 906 foot tower, located 10.0 miles north of Monroe. The Monroe System's signal pattern covers a radius of approximately 39 miles, encompassing approximately 114,140 households, of which the Company believes approximately 87,900 can be served by LOS transmissions. The principal hard-wire cable competitor in the city of Monroe is Louisiana Cablevision.

      Gainesville System. The Company launched service in the Gainesville, Florida System in January 1996. The Gainesville System serves parts of Clay, Duval, Gilchrist, Dixie, Levy, Lafayette, Putnam,

 Swannee, Hamilton and Marion and all of Alachua, Bradford, Baker, Columbia and Union counties in Florida. The Gainesville System did not have any subscribers on December 31, 1995.

      The Company leases 26 of the wireless cable channels available for the Gainesville, Florida market. The Company transmits on 14 of these channels and has modification applications pending for the remaining 12 channels. The Gainesville System currently offers a 13 channel basic package, including four local off-air VHF/UHF channels which are being retransmitted, for $15.95 per month. In addition, a subscriber may purchase one premium channel, HBO, for $9.95. The Gainesville System transmits at 50 watts of power from the 706 foot level of a 709 foot tower, located 24.0 miles southeast of Lake City, Florida. The Gainesville System's signal pattern covers a radius of approximately 40 miles, encompassing approximately 121,800 households, of which the Company believes approximately 93,760 can be served by LOS transmissions. The principal hard-wire cable competitor in the area of Gainesville is Warner Cable.

      Pensacola System. The Company launched service in the Pensacola, Florida System in July 1995. The Pensacola System serves all of Escambia and Santa Rosa counties in Florida, and parts of Okaloosa and Baldwin counties in Alabama.
 The Pensacola System had approximately 658 subscribers on December 31, 1995, primarily in single-family homes.

      The Company leases 28 of the wireless cable channels available for the Pensacola market. The Company transmits on all 28 of these channels. The Pensacola System currently offers a 22 channel basic package, including six local off-air VHF/UHF channels which are being retransmitted, for $19.95 per month. In addition, a subscriber may purchase two premium services, HBO and a five channel Showtime package, for $9.95 and $10.95 per month, respectively. The Pensacola System transmits at 50 watts of power from the 493 foot level of a 499 foot tower, located 11.0 miles north of Pensacola. The Pensacola System's signal pattern covers a radius of approximately 38 miles, encompassing approximately 230,100 households, of which the Company believes approximately 184,100 can be served by LOS transmissions. The principal hard-wire cable competitor in the city of Pensacola is Cox Cable Communications.

      Panama City System. The Company launched service in the Panama City, Florida System in September 1995. The Panama City System serves all of Bay County and parts of Calhoun, Gulf Holmes, Jackson, Walton and Washington counties in Florida. The Panama City System had approximately 442 subscribers on December 31, 1995, primarily in single-family homes.

      The Company leases 27 of the wireless cable channels available for the Panama City market. The Company transmits on 23 of these channels. An application for a license for the remaining four channels was dismissed by the FCC and is subject to an administrative petition to reinstate. The Panama City System currently offers a 21 channel basic package, including five off-air VHF/UHF channels which are being retransmitted, for $19.95 per month. In addition, a subscriber may purchase HBO for $9.95 per month and Showtime for $6.95 per month. The Panama City System transmits at 50 watts of power from the 450 foot level of a 500 foot tower, located 9.7 miles north of Panama City. The Panama City System's signal pattern covers a radius of approximately 40 miles, encompassing approximately 108,300 households, of which the Company believes approximately 83,400 can be served by LOS transmissions. The principal hard-wire cable competitor in the city of Panama City is Comcast.

      Jeffersonville System. The Company launched service in the Jeffersonville, Georgia System in March 1996. The Jeffersonville System serves portions of Laurens, Pulaski, Peach, Macon, Crawford, Monroe, Jones, Baldwin and Johnson and all of Beckly, Wilkinson, Houston, Twiggs and Bibb counties in Georgia. The Jeffersonville System did not have any subscribers at December 31, 1995.

       The Company leases 20 of the wireless cable channels available for the Jeffersonville, Georgia market. The Company transmits on all 20 channels. The Jeffersonville System currently offers an 18 channel basic package, including five local off-air VHF/UHF channels which are being retransmitted, for $19.95 per month. In addition, a subscriber may purchase one premium service channel, HBO, for $10.95. The Jeffersonville System also offers one pay-per-view channel. The Jeffersonville System transmits at 50 watts of power from the 706 foot level of a 709 foot tower, located 3.3 miles northeast of Jeffersonville, Georgia. The Jeffersonville System's signal pattern covers a radius of approximately 39 miles, encompassing 189,321 households, of which the Company believes approximately 145,777 can be served by LOS transmissions. The principal hard-wire cable competitor in the area of Jeffersonville is Cox Cable.

      Tullahoma System. The Company launched service in the Tullahoma, Tennessee System in November 1995. The Tullahoma System serves parts of Coffee, Cannon, Bedford, Moore, Franklin, Grundy and Warren counties in Tennessee. The Tullahoma System had approximately 133 subscribers on December 31, 1995, primarily in single-family homes.

      The Company leases 20 of the wireless cable channels available for the Tullahoma, Tennessee market. The Company transmits on all 20 channels. The Tullahoma System currently offers an 18 channel basic package, including five local off-air VHF/UHF channels which are being retransmitted, for $19.95 per month. In addition, a subscriber may purchase one premium service channel, HBO, for $9.95. The Tullahoma System also offers one pay-per-view channel.
 The Company transmits at 10 watts of power from the 751 foot level of a 755 foot tower, located 7.5 miles east of Tullahoma, Tennessee. The Tullahoma System's signal pattern covers a radius of approximately 40 miles, encompassing approximately 151,082 households, of which the Company believes approximately 76,498 can be served by LOS transmissions. The principal hard-wire cable competitor in the city of Tullahoma is Tullahoma Cablevision.

      Systems Under Construction

      The Company currently has two additional systems under construction, which are located in Bucks, Alabama and Fort Walton Beach, Florida. In each of the systems, the Company will have ordered substantially all of the equipment necessary to transmit on its channels in such markets by April 1996.

      The Company currently leases 20 of the wireless cable channels available for the Bucks, Alabama market. All 20 channels are granted and collocated. The Company expects to launch this system by April 1996. The Company will transmit at 10 watts of power from the 853 foot level of a 859 foot tower, located 9.6 miles northwest of Bucks, Alabama. The Bucks System's signal pattern covers a radius of approximately 36 miles, encompassing 150,802 households, of which the Company believes approximately 113,102 can be served by LOS transmissions. The principal hard-wire cable competitor in the area of Bucks is Cablevision.

      The Company currently leases 23 of the wireless cable channels available for the Fort Walton Beach, Florida market. Fifteen of these channels are granted and collocated. Eight of these channels are subject to pending modification applications. The Company expects to launch this system by April 1996. The Company will transmit at 50 watts of power from the 276 foot level of a 279 foot tower, located approximately four miles northeast of Fort Walton Beach, Florida. The Fort Walton Beach System's signal pattern covers a radius of approximately 39 miles, encompassing 64,216 households, of which the Company believes approximately 54,584 can be served by LOS transmissions. The principal hard-wire cable competitor in the area of Fort Walton Beach is Emerald Coast Cable.

      Near-term and Long-term Launch Markets

      In these markets, the Company has obtained or expects to obtain, subject to necessary FCC approvals, sufficient wireless cable channel rights to launch commercially viable systems. In the near-term launch markets, the Company believes that it has obtained such wireless cable channel rights. Many of the Company's channel rights in the long-term launch markets are in the form of lease agreements with qualified, non-profit educational organizations that have licenses for channels ("ITFS" channels) which must be modified by the FCC to be utilized by the Company as planned, that have pending applications for ITFS channels that have not yet been granted or for which application to the FCC has yet to be made. The Company is considering modifying certain channel licenses in near-term and long-term markets to allow for the relocation of some channels from their currently authorized or proposed transmission sites. While management believes that the relocation would increase the total number of potential subscribers in those systems, the Company does not intend to delay construction of a new system if the modifications are not approved by the FCC.

      Currently, the FCC will not accept applications for new ITFS licenses or "major" modifications of ITFS licenses which affects channel rights in several of the Company's long-term launch markets. A five-day window for filing ITFS applications was most recently completed on October 20, 1995, in which the Company's lessors filed the majority of the applications required to effectuate its long-term launch plans. The Company's currently pending ITFS applications are expected to undergo review by FCC engineers and staff attorneys over the next 24 months. If the FCC staff determines that an application meets certain basic technical and legal qualifications, the staff will then determine whether the application proposes facilities that would result in signal interference to facilities proposed in other pending applications. If so, the conflicting applications undergo a comparative selection process. The FCC's ITFS application selection process is based on a set of objective criteria that includes whether an applicant is located in the community to be served and is an accredited educator proposing to serve its own students. Historically, the outcome of the selection process when two or more qualified applicants are competing for the same channels has been somewhat predictable based on the particular facts and circumstances. A small portion of the Company's lease agreements involve applications for channel licenses for which competing applications have been filed. The Company therefore anticipates that a substantial number of the pending applications will be granted. However, given the considerable number of applications involved, no assurance can be given as to the precise number of applications that will be granted. The failure of the Company to obtain a sufficient number of channel rights in a particular market could have a material adverse effect on the growth of the Company.

      The Company currently expects to construct and to begin operations in 10 near-term launch markets by the end of 1996 and 11 additional markets in 1997. Construction will entail the construction of a transmission building near a transmission tower and the installation of transmission equipment and, in certain cases, the construction of the transmission tower. The construction of the transmission facility will enable the Company to launch wireless cable service in such markets. For the remaining markets, the Company expects to begin operations by the end of 1998. The Company is analyzing the appropriate construction schedule for the remaining near-term launch markets and for the remaining long-term launch markets. This analysis is being performed based upon multiple factors including, but not limited to, the expiration dates of channel leases and FCC construction authorizations, the number of potential subscribers in each market, the availability of capital and the proximity of a market to operating systems and other markets ready for construction. In managing its wireless cable channel assets, the Company may, at its option, trade or exchange existing channel rights in order to acquire, directly or indirectly, channel rights in markets that have a greater strategic value to the Company.

 Other Potential Markets

      In addition to the Company's markets described above, the Company continually evaluates other potential markets in which to implement its business strategy, either independently or through one or more strategic alliances. The Company is currently attempting to acquire a sufficient number of wireless cable channel rights to operate commercially viable wireless cable systems in additional markets and is currently participating in the auction for the award of wireless cable channels that can be owned by for-profit entities ("MDS" channels), which commenced on November 13, 1995. The Company anticipates acquiring additional channel rights in the States of Kentucky and South Carolina through the auction process. In addition, the Company has entered into channel lease agreements with local, accredited educational institutions in several such markets that have filed ITFS applications with the FCC relating to such markets. Through its 50% owned joint venture, the Company has filed for ITFS channels across the State of North Carolina and expects to acquire MDS channels in 6 to 9 markets in North Carolina through the auction process. No assurance can be given that the Company will acquire a sufficient number of wireless cable channel rights to operate commercially viable wireless cable systems in such markets or that the Company will have sufficient capital resources to construct, launch and finance the addition of subscribers in such markets in the event the Company does obtain such wireless cable channel rights.

 SYSTEM COSTS

      The Company estimates that the current cost per market for transmission (or headend) equipment and a headend build-out in a typical 20 channel system will be approximately $570,000. The additional cost to expand a system to a full 32 channels is approximately $180,000. At December 31, 1995, the Company estimates that each additional wireless cable subscriber with a single set-top converter requires an incremental capital expenditure of approximately $425, consisting of, on average, $290 of materials and $135 of installation labor and overhead charges.

      The operating costs for wireless cable systems are generally lower than those for comparable traditional hard-wire systems. This is attributable to lower system network maintenance and depreciation expense. Programming is generally available to traditional hard-wire and wireless cable operators on comparable terms, although operators that have a smaller number of subscribers often are required to pay higher per subscriber fees. Accordingly, operators in the initial operating stage generally pay higher programming fees on a per subscriber basis. The Company believes that its markets typically have a stable base of potential subscribers that will enable it to maintain a subscriber turnover rate of below 2% per month, as compared to a turnover rate of approximately 3% per month typically experienced by traditional hard-wire cable operators, resulting in reduced installation and marketing expenses. By locating its operations in geographic clusters, the Company believes that it can further contain costs by taking advantage of economies of scale in management, sales and customer service. For each Operating System, the Company employs a general manager, salespersons and installation and repair personnel. All other functions are centralized, including engineering, marketing, billing, customer service, finance and administration.

 MARKETING AND CUSTOMER SERVICE

      The Company markets its wireless cable service by highlighting for major competitive advantages over traditional hard-wire cable services and other subscription television alternatives: picture quality and reliability, customer service, programming features and price.

      Picture Quality and Reliability. Wireless cable subscribers enjoy substantially outage-free, highly reliable picture quality because there is no Cable Plant between the headend and the subscriber's location, as in the case of traditional hard-wire cable. Within the signal range of the Operating Systems, the picture quality of the Company's service is generally equal or better in quality to that typically received by traditional hard-wire cable subscribers because, absent any LOS obstruction, there is less opportunity for signal degradation between the Company's headend and the subscriber.

      Customer Service. The Company has established the goal of maintaining high levels of customer satisfaction. In furtherance of that goal, the Company emphasizes responsive customer service and convenient installation scheduling. The Company has established customer retention and referral programs in an effort to obtain and retain new subscribers. Because traditional hard-wire cable companies enjoyed virtual monopolies in the past, few have had an incentive to provide as high levels of customer service as the Company provides. The regulations promulgated under the 1992 Cable Act require traditional hard-wire cable companies to provide improved customer service which may decrease the Company's competitive advantage in this area.

      Programming Features. In the Operating Systems and systems under construction, the Company believes that it has assembled sufficient channel rights and programming agreements to provide a programming package competitive with those offered by traditional hard-wire cable operators. Additionally, the Company uses equipment which (when channel availability is sufficient) enables it to offer pay-per-view programming and addressability not currently offered by many of the rural hard-wire cable operators with which it competes.

      Price. The Company offers its subscribers a programming package consisting of basic service, enhanced basic service and premium programs. The Company can offer a price to its subscribers for basic service and enhanced basic service that is typically lower than prices for the same services offered by traditional rural hard-wire cable operators because of lower capital and operating costs. The rates charged by cable operators for their programming services are regulated pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), as modified by the Telecommunications Act of 1996 (the "1996 Act"). The Company is unable to predict precisely what effect FCC rate regulations will have on the rates charged by traditional hard-wire cable operators. Notwithstanding the regulations, however, the Company believes it will continue to be price competitive with traditional hard-wire cable operators with respect to comparable programming.

 EMPLOYEES

      As of December 31, 1995, the Company had a total of 179 employees, of whom 142 are employed by the Company's subsidiaries. None of the Company's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it has good relations with its employees. The Company also utilizes the services of unaffiliated independent contractors to build and install its wireless cable systems and to market its service.

                            WIRELESS CABLE INDUSTRY

 SUBSCRIPTION TELEVISION INDUSTRY

      The subscription television industry began in the late 1940s to serve the needs of residents in predominantly rural areas with limited access to local off-air VHF/UHF channels. At that time, the industry was limited to "community antenna relay" systems which received off-air television broadcasts and transmitted them to homes via cable. Over time, cable television expanded to metropolitan areas due to, among other things, the fact that it offered subscribers better reception and more programming. Currently, subscription television systems offer various types of programming, which generally include basic service, enhanced basic service, premium service and, in some instances, pay-per-view service.

      A subscription television customer generally pays an initial connection charge and a fixed monthly fee for basic service. The amount of the monthly basic service fee varies from area to area and is a function, in part, of the number of channels and services included in the basic service package and the cost of such services to the subscription television system operator. In most instances, a separate monthly fee for each premium service and certain other specific programming is charged to customers, with discounts generally available to customers receiving multiple premium services. Monthly service fees for basic, enhanced basic, premium and pay-per-view services constitute the major source of revenue for subscription television systems. Subscribers typically are free to discontinue service at any time. Converter rentals, remote control rentals, advertising revenues, connection charges and reconnection charges for customers who were previously disconnected are also included in a subscription television system's revenues, but generally are not a major component of such revenues.

 TRADITIONAL HARD-WIRE CABLE TECHNOLOGY

      Most subscription television systems are traditional hard-wire cable systems which use coaxial cable to transmit television signals. Traditional hard-wire cable operators receive, at a headend, signals of programming services, such as CBS, NBC, ABC, HBO, Cinemax and CNN, which have been transmitted to such operators by broadcast or satellite. A headend consists of signal reception, decryption, retransmission, encoding and related equipment. The operator delivers the signal from the headend to customers via a Cable Plant. As a direct result of the use of a Cable Plant to deliver signals throughout a service area, traditional hard-wire cable systems are susceptible to signal quality problems. Signals can only be transmitted via coaxial cable a relatively short distance without amplification. Each time a television signal passes through an amplifier, some measure of noise is added. A series of amplifiers between the headend and the viewing customer leads to progressively greater noise and, accordingly for some viewers, a noticeably degraded picture. Also, an amplifier must be properly balanced or the signal may be improperly amplified. Failure of any one amplifier in the chain of a Cable Plant will black out the transmission signal from that point on. Regular system maintenance is required due to water ingress, temperature changes and equipment failures, all of which may affect the quality of the picture delivered to subscribers. Some traditional hard-wire cable operators have begun installing fiber optic networks which will substantially reduce the transmission and reception problems currently experienced by traditional hard-wire cable systems and will expand the channel capacity of such systems. The installation of such fiber optic networks will require a substantial investment by such operators.

 WIRELESS CABLE TECHNOLOGY


      The wireless cable industry was made commercially possible in 1983 when the FCC reallocated a portion of the electromagnetic radio spectrum located between 2500 and 2686 MHZ, permitted this spectrum to be used for commercial purposes and modified its rules on the usage of the remaining portion of such spectrum. Nevertheless, regulatory and other obstacles impeded the growth of the wireless cable industry through the remainder of the 1980s. In addition, before the 1992 Cable Act became effective, the availability of some programming from hard-wire cable-controlled programmers was not assured. The factors contributing to the increasing growth of wireless cable systems since the effectiveness of the 1992 Cable Act include (i) regulatory reforms by the FCC to facilitate competition with hard-wire cable, (ii) increasing availability of programming for wireless cable systems, (iii) consumer demand for alternatives to traditional hard-wire cable service, (iv) increasing accumulation by wireless cable operators of a sufficient number of channels in each market to offer a competitive service and (v) increased availability of capital to wireless cable operators in the public and private markets.

      Wireless cable can provide subscribers the same or superior video television signal as that provided by traditional hard-wire cable. Like a traditional hard-wire cable system, a wireless cable system receives programming at a headend. Unlike traditional hard-wire cable systems, however, the programming is then retransmitted by microwave from an antenna located on a tower associated with the headend to a small receive antenna located at a subscriber's premises. At the subscriber's premises, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear LOS because the microwave frequencies used will not pass through dense foliage, hills, buildings or other obstructions. Some of these obstructions can be overcome with the use of signal repeaters which retransmit an otherwise blocked signal over a limited area. Because wireless cable systems do not require a Cable Plant, wireless cable operators can provide subscribers with a high quality picture with few transmission disruptions at a significantly lower system capital cost per installed subscriber than traditional hard-wire cable systems.

      To ensure the clearest LOS possible in the Company's markets, the Company has placed, and plans to place, its headend antennas on top of tall structures or accessible mountain tops located in its markets. There exists, in each of the Company's markets, a number of acceptable locations for the placement of headend antennas, and the Company does not believe that the failure to secure any one location for such placement in any single market will materially adversely affect the Company's operations in such market.

 REGULATORY ENVIRONMENT

      General. The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of channels that comprise wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and other reporting requirements on channel license holders and wireless cable operators.

      The FCC has determined that wireless cable systems are not "cable systems" for purposes of the Communications Act, and, therefore, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. Moreover, all transmission and reception equipment for a wireless cable system can be located on private property; hence, there is no need to make use of utility poles or dedicated easements or other public rights of way. Although wireless cable operators typically must lease the right to use wireless cable channels from the holders of channel licenses, unlike hard-wire cable operators they do not have to pay local franchise fees. Recently, legislation has been introduced in some states to authorize state and local authorities to impose on all video program distributors (including wireless cable distributors) a tax on the distributors' gross receipts comparable to the franchise fees cable operators pay. Similar legislation might be introduced in states where the Company does business or intends to do business. While the proposals vary among states, all of the proposed bills would require, if enacted, as much as 5% of gross receipts to be paid by wireless cable operators to local authorities. The wireless cable industry trade association is attempting to prevent the assessment of such state taxes through federal preemptive legislation. In addition, the industry is opposing the state bills as they are introduced, and in Virginia, it was exempted from the video tax that was eventually enacted into law. However, it is not possible to predict whether or not new state laws will be enacted which impose new taxes on wireless cable operators.


      Channels Available for Wireless Cable. The FCC licenses and regulates the use of channels by wireless cable operators to transmit video programming, entertainment services and other information. A maximum of 32 wireless cable channels (constituting a spectrum bandwidth of 192 MHZ) may be authorized for use in a wireless cable market. The actual number of wireless cable channels available for licensing at any one location is determined by the FCC's interference-protection rules and by its channel allocation rules. In each of the Company's operating or targeted markets, either up to 20 or 32 wireless cable channels are available for wireless cable (in addition to any local off-air VHF/UHF channels which are not retransmitted over the wireless cable channels). Except in limited circumstances, 20 wireless cable channels in each of these geographic service areas are licensed to qualified, non-profit educational organizations (commonly referred to as ITFS channels). In general, each of these channels must be used an average of a minimum of 20 hours per week for educational programming. The remaining "excess air time" on an ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for Wireless cable can provide subscribers the same or superior video television signal as that provided by traditional hard-wire cable. Like a traditional hard-wire cable system, a wireless cable system receives programming at a headend. Unlike traditional hard-wire cable systems, however, the programming is then retransmitted by microwave from an antenna located on a tower associated with the headend to a small receive antenna located at a subscriber's premises. At the subscriber's premises, the signals are converted to frequencies that can pass through conventional coaxial cable into a descrambling converter located on top of a television set. Wireless cable requires a clear LOS because the microwave frequencies used will not pass through dense foliage, hills, buildings or other obstructions. Some of these obstructions can be overcome with the use of signal repeaters which retransmit an otherwise blocked signal over a limited area. Because wireless cable systems do not require a Cable Plant, wireless cable operators can provide subscribers with educational programming). Certain program networks (e.g., Univision and The Discovery Channel) provide educational programming and thereby may facilitate greater usage by the Company of an ITFS channel. Also, a technique known as "channel mapping" permits ITFS licensees to meet their minimum educational programming requirements by transmitting educational programming over several ITFS channels at different times, but in a manner which appears to the viewer as one channel. As a result of recent FCC rule changes, lessees of ITFS "excess air time," including the Company, generally have the right to transmit to their customers the educational programming on one or more of their ITFS channels, thereby providing wireless cable operators leasing such channels, including the Company, with greater flexibility in their use of ITFS channels. The remaining 12 wireless cable channels (commonly referred to as MDS or commercial channels) available in most of the Company's operating and targeted markets are made available by the FCC for full-time commercial usage without programming restrictions. There is no FCC-imposed restriction on the length or the terms of MDS leases, other than the requirement that the licensee maintain effective control of its MDS station. The same FCC control requirement applies to ITFS licensees. In addition, ITFS excess capacity leases cannot exceed a term of 10 years from the time that the lessee begins using the channel capacity. The Company's ITFS leases generally grant the Company a right of first refusal to match any new lease offer after the end of the lease term and require the parties to negotiate in good faith to renew the lease.

      Licensing Procedures. The FCC awards licenses to ue MDS and ITFS channels based upon applications demonstrating that the applicant is qualified to hold the license and that the operation of the proposed channels will not cause impermissible interference to other channels entitled to interference protection. Once an MDS license application is granted by the FCC, a conditional license is issued, allowing construction of the station to commence upon the satisfaction of certain specified conditions. Construction of MDS stations generally must be completed within one year of the date of grant of the conditional license. Where two or more ITFS applicants file for the same channels in the same geographic area, the FCC employs a set of comparative criteria to select among the competing applications. Construction of ITFS channels generally must be completed within 18 months of the award of the license. If construction is not completed in a timely manner, the license holder must file an extension application with the FCC. If the extension application is not filed or granted, the channel license may be forfeited.
 ITFS and MDS licenses generally have terms of 10 years. FCC rules prohibit the sale for profit of a MDS conditional license or of a controlling interest in the MDS conditional license holder prior to construction of the station or, in certain instances, prior to the completion of one year of operation. The FCC, however, does permit the leasing of 100% of a MDS license holder's spectrum capacity to a third party and the granting of options to purchase a controlling interest in a license once the required license holding period has elapsed.

      In April 1992, the FCC imposed a freeze on the filing of applications and amendments to applications for new MDS licenses. In February 1993, the FCC imposed a similar freeze on the filing of applications for new ITFS licenses and, generally, for major ITFS modifications. Since February 1993, on a limited basis, the FCC has accepted applications for major ITFS modifications. The freezes were intended to allow time for the FCC to update its MDS and ITFS data bases and to allow the FCC to review and possibly modify its application rules related to these channels. The freezes do not apply to the granting of licenses applied for prior to the freeze. Recently, the FCC converted ITFS processing to a "window" filing approach in which the FCC announces five-day windows during which it will accept ITFS applications. Competing applications filed in the same window will be processed under the existing comparative criteria. A five-day window for ITFS applications was completed on October 20, 1995.

      Recently the FCC adopted a competitive bidding (auction) mechanism for the award of initial licenses for MDS channels. Auctions to award initial MDS licenses began on November 13, 1995. Successful bidders will receive a blanket authorization to serve entire "Basic Trading Areas" or "BTAs" (as defined by Rand McNally) on all MDS channels. The blanket authorization will be subject to the submission of applications for MDS channels demonstrating interference protection to the 35-mile-radius protected service areas of MDS and ITFS stations licensed, or for which there is an application for a license pending as of September 15, 1995. A BTA license holder must show coverage of at least two-thirds of the BTA within five years of receiving the BTA authorization. ITFS licenses are exempt from the auction process and applications for ITFS licenses are expected to continue to be awarded according to the FCC's existing comparative criteria.

      Applications for renewal of MDS and ITFS licenses must be filed within a certain period prior to the expiration of the license term, and petitions to deny applications for renewal may be filed during certain periods following the filing of such applications. Licenses are subject to revocation or cancellation for violations of the Communications Act or the FCC's rules and policies. Conviction of certain criminal offenses may also render a licensee or applicant unqualified to hold a license. The Company's lease agreements with license holders typically require the license holders, at the Company's expense, to use their best efforts, in cooperation with the Company, to make various required filings with the FCC in connection with the maintenance and renewal of licenses. The Company believes this reduces the likelihood that a license will be revoked, canceled or not renewed by the FCC.

      Wireless cable transmissions are governed by FCC regulations governing interference and reception quality. These regulations specify important signal characteristics such as modulation (i.e., AM/FM) or encoding formats (i.e., analog or digital). Current FCC regulations require wireless cable systems to transmit only analog signals, although a petition is pending before the FCC to allow MDS and ITFS stations to employ digital formats.

      The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the collocation of a commercially viable number of channels operating with common technical characteristics. In order to commence operations in many of the Company's unlaunched markets, the Company has filed or will be required to file applications with the FCC to modify licenses for unbuilt stations. In applying for these modifications, the Company must demonstrate that its proposed signal does not violate interference standards in the FCC-protected area of another wireless cable channel license holder. A wireless cable license holder generally is protected from interference within 35 miles of the transmission site. If such changes would cause the Company's signal to cause interference in the FCC-protected area of another wireless cable channel license holder, the Company would be required to obtain the consent of such other license holder; however, there can be no assurance that such consent would be received and the failure to receive such consent could adversely affect the Company's ability to serve the affected market.

      The 1992 Cable Act. The 1992 Cable Act imposes additional regulation on traditional hard-wire cable operators and permits regulation of hard-wire cable rates in markets in which there is no "effective competition." The 1992 Cable Act, among other things, directs the FCC to adopt comprehensive new federal standards for local regulation of certain rates charged by traditional hard-wire cable operators. The 1992 Cable Act also provides for deregulation of traditional hard-wire cable in a given market once other subscription television providers serve, in the aggregate, at least 15% of the cable franchise area. Rates charged by wireless cable operators, typically already lower than traditional hard-wire cable rates, are not subject to regulation under the 1992 Cable Act. Pursuant to the 1992 Cable Act, the FCC has required traditional hard-wire cable operators to implement rate reductions.

      The 1996 Act. The Telecommunications Act of 1996 became law on February 8, 1996. A principal focus of the 1996 Act is freeing local telephone companies and long distance telephone companies from barriers to competing in each other's lines of business, and preempting State restrictions on competition in the provision of local telephone service. In addition, the 1996 Act contains provisions which amend the 1992 Cable Act and which affect wireless cable operators.

      A significant potential effect on the Company of the 1996 Act may result from its provisions exempting traditional hardwire cable systems from rate regulation. In particular, the 1996 Act will end rate regulation of all but basic cable service by 1999, and immediately removes virtually all rate regulation of "small cable operators" -- those cable systems not owned by MSOs and serving 50,000 or fewer subscribers. While the FCC has not yet implemented those provisions, the Company anticipates that cable systems in many of the Company's markets will qualify for small system rate deregulation. The Company anticipates that some number of such cable systems will raise their service rates, although the Company cannot predict the number of its cable system competitors which will raise service rates, the timing of the rate increases or the amounts of the rate increases. The Company regards the 1996 Act's rate deregulation of cable systems as generally positive because it can be expected to improve the Company's price advantages over competing cable services.

      The 1996 Act also contains provisions allowing local exchange telephone companies to offer cable service within their telephone service areas. Under the 1992 Cable Act, exchange telephone companies were free to offer wireless cable service anywhere, but could offer wired cable service only outside of their exchange telephone areas or solely as common carriers, subject to FCC authorization. The 1996 Act allows exchange telephone companies to offer video programming services via radio communications (such as wireless cable) without regulation of rates or services, to offer hardwire or fiber cable service channels for hire by video programmers, to offer their own hardwire or fiber cable service over networks with channels also available for use by other video program services providers under a modified regulatory scheme, and to provide traditional cable service subject to local franchising requirements. The FCC has not yet implemented those provisions of the 1996 Act and, accordingly, it is difficult to predict the impact (if any) final FCC regulations with regard to local exchange telephone companies in these respects will have on the Company.

      The 1996 Act offers wireless cable operators and satellite programmers relief from private and local governmentally-imposed restrictions on the placement of receive antennas. In some instances, wireless cable operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules or restrictive property covenants banning the erection of antennas on or near homes. The 1996 Act directs the FCC to initiate proceedings to promulgate rules implementing Congress' intent. The proceeding on wireless cable operator antenna installations has not yet commenced. Accordingly, the Company cannot predict if any FCC rules ultimately adopted will materially improve the Company's access to homes subject to antenna placement restrictions.

      Finally, the 1996 Cable Act requires wireless cable companies and traditional hardwire cable companies to "scramble" or encrypt channels which ordinarily carry indecent or sexually explicit adult programming. The Company does not anticipate any adverse impact from that provision.

      Other Regulations. Wireless cable license holders are subject to regulation by the Federal Aviation Administration with respect to the construction, marking and lighting of transmission towers and to certain local zoning regulations affecting construction of towers and other facilities. There may also be restrictions imposed by local authorities. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.

      Due to the regulated nature of the subscription television industry, the Company's growth and operations may be adversely impacted by the adoption of new, or changes to existing, laws or regulations or the interpretations thereof.

 AVAILABILITY OF PROGRAMMING

      General. Currently, with the exception of the retransmission of local off-air VHF/UHF channels, programming is made available to wireless cable operators in accordance with contracts with program suppliers under which the system operator generally pays a royalty based on the number of subscribers receiving service each month. Individual program pricing varies from supplier to supplier; however, more favorable pricing for programming is generally afforded to operators with larger subscriber bases. The likelihood that program material will be unavailable to the Company has been significantly mitigated by the 1992 Cable Act and FCC regulations issued thereunder which, among other things, impose limits on exclusive programming contracts and prohibit programmers in which a cable operator has an attributable interest from discriminating against cable competitors with respect to the price, terms and conditions of the sale of programming. Only a few of the major cable television programming services carried by the Company are not directly or indirectly owned by vertically integrated cable companies and the Company historically has not had difficulty in arranging satisfactory contracts for these services. The Company believes that it will have access to sufficient programming material to enable it to provide full channel lineups in its markets for the foreseeable future. Current fair access to programming rules imposed by the 1992 Cable Act only apply to programming owned or controlled by a cable company which is delivered by satellite. Consequently, unless changed, any programming developed for transmission to subscribers over telephone lines, or any programming developed by an entity not owned or controlled by a cable company, is not required to be made available to wireless cable operators so long as the programming suppliers do not exercise undue influence to have such programming made unavailable. The basic programming package offered by the Company's Operating Systems is comparable to that offered by the local traditional hard-wire cable operators in such systems' markets. However, several of such local traditional hard-wire cable operators may, because of their greater channel capacity, currently offer more basic, enhanced basic, premium, pay-per-view and public access channels than are offered by the Company. The Company's programming is supplied by numerous distributors.

      Copyright. Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program may be retransmitted. Under Section 111 of the Copyright Act of 1976, as amended, certain "cable systems" are entitled to retransmit programming without the prior permission of the holders of copyrights in the programming. In order to do so, a cable operator must secure a "compulsory copyright license." Cable operators obtain compulsory copyright licenses by filing certain reports with and paving certain fees to the U.S. Copyright Office. In 1994, Congress enacted the Satellite Home Viewers Act of 1994 which enables operators of wireless cable television systems to rely on the cable compulsory copyright license.

      Retransmission Consent. Under the retransmission consent provisions of the 1992 Cable Act, wireless cable and hard-wire cable operators seeking to retransmit certain commercial television broadcast signals must first obtain the permission of the broadcast station in order to distribute its signal. The FCC has exempted wireless cable operators from the retransmission consent rules if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable operators must obtain consent to retransmit local broadcast signals. The Company has obtained such consents with respect to the Operating Systems where it is retransmitting local VHF/UHF channels. Although there can be no assurance that the Company will be able to obtain any additional required broadcaster consents, the Company believes in most cases it will be able to do so for little or no additional cost. Wireless cable systems, unlike hard-wire cable systems, are not required under the FCC's "must carry" rules to retransmit a specified number of television signals or qualified low power television station signals in their markets.


 SUBSCRIPTION TELEVISION INDUSTRY TRENDS

      The Company's business will be affected by subscription television industry trends and, in order to maintain and increase its customer base in the years ahead, the Company will need to adapt rapidly to industry trends and modify its business to remain competitive.

      Pay-Per-View. Over recent years, the subscription television industry has been developing a service that enables customers to order, and pay for, one program at a time. This "pay-per-view" service has been successful for specialty events such as professional wrestling, boxing and movies. The subscription television industry is promoting the pay-per-view concept for purchase of movies in competition with video rental stores. Pay-per-view requires the customer to have an addressable converter.

      Addressability. Beginning in the early 1980s, the cable industry began promoting and installing addressable converters. These converters allow the cable company to remotely control the channels to which the customer has access. In order for customers to most conveniently order pay-per-view programming, however, an impulse pay-per-view converter is required. The Company believes that traditional hard-wire cable operators will need to incur significant cost in order to upgrade their systems to be able to offer impulse addressability. An impulse pay-per-view converter, which has a return line via phone or cable to the cable operator's computer system, enables a customer to order pay-per-view events by pushing a button on a remote control rather than requiring the customer to make a telephone call to order an event. Where sufficient channels are available, impulse pay-per-view programming may be purchased by the Company's subscribers who request impulse pay-per-view programming.

      Compression. Several equipment manufacturers are developing digital video compression ("DVC") technology which would allow several programs to be carried in the amount of bandwidth where only one program is currently capable of being carried. Manufacturers have projected varying compression ratios for future equipment, ranging from 4 to 1 to 10 to 1, which would increase the channels available on a wireless cable system using DVC technology from up to 20 to 32 to up to 80 to 320 channels. Due to the limited number of physical components of the wireless transmission system, the Company believes it will be easier for it to adapt to DVC than for traditional hardware cable operators. The cost of such adaptation by the Company could nonetheless be substantial. Current FCC regulations will have to be interpreted, modified, or waived to permit the use of DVC when DVC technology becomes commercially available. A petition for that purpose is pending before the FCC.

      Interactivity. Certain traditional hard-wire cable operators have announced their intentions to develop interactive features for use by their customers. Interactivity would allow customers to utilize their television for two-way communications such as video games, home shopping and video-on-demand. Use of interactivity will likely require the development and utilzation of DVC. Wireless cable operators may be able to utilize a "return-path" frequency which the FCC has made available for interactive communications. The Company believes that the widespread commercial availability of many interactive products is at least several years away.

      Advertising. Local and national advertising through various interconnects continues to grow as a source of revenue for cable operators. The Company currently generates approximately $20,000 per year in advertising revenue and expects to generate additional advertising revenue as its systems grow.

 COMPETITION

      In addition to competition from traditional hard-wire cable television systems and other wireless cable systems, wireless cable television operators face competition from a number of other sources, including potential competition from emerging trends and technologies in the subscription television industry, some of which are described below.

      Direct-to-Home ("DTH"). DTH satellite television services originally were available via satellite receivers which generally employed seven to 12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Prior to the implementation of encryption, these dishes enabled reception of any and all signals without payment of fees. Having to purchase decoders and pay for programming has reduced their popularity, although the Company does to some degree compete with these systems in marketing its services.

      Direct Broadcast Satellite ("DBS"). DBS involves transmission of an encoded signal directly from a satellite to the customer's home. Because the signal is at a higher level and frequency than most satellite- transmitted signals, its reception can be accomplished with a relatively small (18-inch to three-foot) dish mounted on a rooftop or in the yard. In the fall of 1994, DirecTV, Inc. ("DirecTV") began offering nationwide DBS service capable of providing approximately 150 channels of programming. The cost to a DirecTV customer of a DBS system to service one television set is approximately $700 plus the cost of installation. Primestar, which in 1994 also began offering nationwide DBS service capable of providing approximately 70 channels of programming, does not charge subscribers for equipment but does charge installation fees of as much as $300. DBS providers are currently unable to provide locally broadcast channels as part of their service. DBS subscribers also pay monthly subscription fees. Because of the higher initial cost of DBS, and the generally higher income level of targeted subscribers, the Company does not believe that DBS is currently competitive with wireless cable television. However, as such costs are reduced, DBS could become competitive with wireless cable television.

      SMATV.   SMATV is a multi-channel subscription television service where the programming is received by satellite receiver and then transmitted via coaxial cable for wireless point-to-multipoint transmission in the 18 gigahertz ("GHz") band primarily to MDUs without crossing public rights of way. SMATV operates under agreements with a private landowner to service a specific MDU, commercial establishment or hotel. SMATV operators compete with the Company for rights of entry into MDUs.

      Telephone Companies. The 1996 Act contains provisions allowing local exchange telephone companies to offer cable service within their telephone service areas. Previously, exchange telephone companies were free to offer wireless cable service anywhere, but could offer wire cable service only outside of their exchange telephone areas or solely as common carriers, subject to FCC authorization. The 1996 Act allows exchange telephone companies to offer video programming services via radio communications (such as wireless cable) without regulation of rates or services, to offer hardwire or fiber cable service channels for hire by video programmers, to offer their own hardwire or fiber cable service over networks with channels also available for use by other video program services providers under a modified regulatory scheme, and to provide traditional cable service subject to local franchising requirements. Several telephone companies have offered hardwire cable plant to third parties, and additional telephone companies have announced plans to build such plants. Whether those efforts will continue under the regulatory scheme implementing the 1996 Act cannot now be known. In addition, Bell Atlantic, NYNEX and Pacific Telesis have acquired interests in wireless cable operations, either through investments in existing enterprises or through the purchase of wireless cable systems. Other companies, including Ameritech, have taken the traditional cable approach, and are seeking franchises from local authorities to provide competitive cable services. The FCC has not yet implemented those provisions of the 1996 Act and, accordingly, it is difficult to predict the extent to which those provisions will lead to the development of exchange telephone company provision of cable services.

      Local Off-Air VHF/UHF Broadcasts; LPTV. Local off-air VHF/UHF broadcasts (such as ABC, NBC, CBS and Fox) provide free programming to the public. In some areas, low power television ("LPTV") stations authorized by the FCC are used to provide subscription or free television service to the public. LPTV transmits on conventional broadcast frequencies. The principal difference between LPTV and full-powered television is that LPTV is restricted to very low power levels, which limits the area where a high-quality signal can be received. In addition, LPTV stations are not permitted to cause interference to full-power television reception.

      Local Multi-Point Distribution Service ("LMDS"). In 1993, the FCC initially proposed to redesignate the 28 GHz band to create a new video programming delivery service referred to as LMDS. In July 1995, the FCC proposed to award licenses in each of 493 BTAs pursuant to auctions. Sufficient spectrum for up to 49 analog channels has been designated for the LMDS service. The FCC has not determined how many licenses it will award in each BTA. Final rules for LMDS have not been established. Auctions are not expected to begin any earlier than 1996.

      Video Stores. Retail stores rent VCRs and/or video tapes, and are a major participant in the television program delivery industry. According to Paul Kagan Associates, Inc., as of the end of 1994 there were over 75.5 million households with VCRs in the United States.

 ITEM 2.        PROPERTIES.

      The Company leases approximately 2,500 square feet of office space for its corporate headquarters in Baton Rouge, Louisiana under a lease that expires on April 30, 1997. The Company pays approximately $25,000 per annum for such space. On December 17, 1995, the Company entered into a five-year lease for approximately 15,700 square feet for its new corporate headquarters in Baton Rouge. Annual base lease payments will be approximately $115,000 during the first three years and approximately $122,000 in the remaining two final years. The Company has the option to renew this lease at the end of the first five-year term for two additional five-year terms on similar terms and conditions. The Company expects to move into its new corporate headquarters in May, 1996. The Company will not incur any payments or penalties in connection with the early termination of its existing lease.

      The Company leases additional office space for the Operating Systems and will, in the future, purchase or lease additional office space in other locations where it launches additional systems. In addition to office space, the Company also leases space on transmission towers located in its various markets. The Company believes that office space and space on transmission towers is readily available on acceptable terms in the markets where the Company intends to operate wireless cable systems.

 Item 3.        Legal Proceedings.

      The Company is a party to certain legal actions arising in the ordinary course of its business. Based on information presently available to the Company, the Company believes that it has adequate legal defenses or insurance coverage for these actions, and that the ultimate outcome of these actions will not have a material adverse effect on the Company.

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

      On October 18, 1995, stockholders representing 3,361,538 shares of the 3,461,538 of the shares of Common Stock then outstanding (approximately 97%) approved, at a duly convened special meeting of stockholders of the Company, the adoption of the Company's 1995 Long-Term Performance Incentive Plan and 1995 Directors' Stock Option Plan.

 ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information under this Item is furnished pursuant to Instruction 3 to
 Item 401(b) of Regulation S-K. Executive officers of the Company are elected by and serve at the discretion of the Board of Directors.

      HANS J. STERNBERG has been Chairman of the Company since its founding in June 1995 and as Chairman of the Board of Old Wireless One since its founding in 1993. He has also served as the Chairman and Chief Executive Officer of Starmount Life Insurance Company ("Starmount") since 1983. He is a former owner and President and Chief Executive Officer of Maison Blanche Department Stores, a chain of 24 department stores which had annual revenues of approximately $480 million prior to its 1992 sale. He invested in cellular telephone in the early 1980s, began in cable television in 1972 as a founding partner and director of Cablesystems of Hammond, Inc., and later helped found Cablesystems of Alabama, Inc. He was an owner and a director of radio stations WQXY, KQXY, WLCS and WWUN. Mr. Sternberg graduated from Princeton University in 1957. Mr. Sternberg is 60 years old.

      SEAN E. REILLY has served as Chief Executive Officer, President, and director of the Company since its founding in June 1995 and as Chief Executive Officer and President of Old Wireless One since its founding in late 1993. Prior to joining Old Wireless One, Mr. Reilly served as Vice-President of Real Estate/Mergers and Acquisitions for Lamar Advertising Company ("Lamar"), an outdoor advertising company, and continues to serve as a member of the Lamar board of directors. Mr. Reilly served in the Louisiana Legislature as a State Representative from March 1988 to January 1996. Mr. Reilly graduated from Harvard University in 1984 and from Harvard Law School in 1989. Mr. Reilly is 34 years old.

      ALTON C. RYE became Senior Vice President--Operations of the Company in August 1995. Prior to joining the Company, Mr. Rye served as Vice President-- Operations for Sammons Communications, Inc. ("Sammons"), of Dallas, Texas, which is the twelfth largest cable television company in the United States, from August 1993 to August 1995 and was responsible for Sammons' largest operating division, which serviced approximately 350,000 subscribers. From May 1988 to August 1993, Mr. Rye served as Vice President--Finance, Chief Financial Officer and Treasurer of Sammons. Mr. Rye received a B.S. in Accounting from Arkansas Tech University in 1965. Mr. Rye is 52 years old.

      J. ROBERT GARY became Senior Vice President--Chief Financial Officer of the Company in September 1995. Prior to joining the Company and since 1992, Mr. Gary served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of Greentree Software Inc., a publicly-traded software company located in Marlboro, Massachusetts. From 1990 through 1992, Mr. Gary was Vice President -Business Manager of Simon & Schuster, Inc.'s Trade Division. Mr. Gary received a B.B.A. in Accounting from North Texas State University in 1977. Mr. Gary is 41 years old.

      WILLIAM C. NORRIS, JR. PH.D. has served as Senior Vice President--System Launches and Secretary of the Company since its founding in June 1995 and as Chief Operating Officer and Secretary of Old Wireless One since its founding in 1993. Prior to working at Old Wireless One, he developed cable systems in Texas, Louisiana, Mississippi and Alabama over a 25-year period. He was an investor in, and functioned as the Chief Executive Officer of, those systems. He is a board member and stockholder in the Baton Rouge

 Cellular Telephone Company. A native of Louisiana, he earned a PhD in Telecommunications from the University of Southern California in 1971. Mr. Norris is 61 years old.

                                    PART II

 ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Common Stock is quoted through the Nasdaq National Market under the symbol "WIRL." The Common Stock commenced trading on October 19, 1995. The following table sets forth on a per share basis, the high and low closing sale prices per share for the Common Stock as reported by the Nasdaq National Market for the period from October 19, 1995 through the end of the fourth quarter of 1995.


                                   HIGH    LOW
                                  ------  ------

    Fourth Quarter 1995
    (beginning October 19, 1995)   18 1/8  11 3/8


      As of the close of business on March 21, 1996, there were approximately 81 holders of record of Common Stock. The Company believes that it has a significantly larger number of beneficial holders.

      The Company does not presently intend to pay any cash dividends on the Common Stock in the foreseeable future. Furthermore, as a holding company, the ability of the Company to pay dividends in the future is dependent upon the receipt of dividends or other payments from its operating subsidiaries. The Indenture (the "Indenture") pursuant to which the Company's 13% Senior Notes due 2003 (the "Senior Notes") were issued prohibits the Company from making any cash dividends on the Common Stock unless, after giving effect to such dividend, (i) no default or event of default shall have occurred or be continuing under the Indenture, (ii) the Company could incur $1.00 of additional indebtedness under the terms of the Indenture and (iii) the aggregate amount of such dividends, when added together with all Restricted Payments (as defined in the Indenture) declared or made after the date of the Indenture does not exceed the sum of (a) an amount equal to the Company's cumulative operating cash flow less 2.0 times the Company's cumulative consolidated interest expense, and (b) the aggregate net cash proceeds received after the date of the Indenture by the Company from capital contributions or from the issuance or sale of capital stock or options, warrants or rights to purchase capital stock. As of December 31, 1995, the Company would not have been permitted to declare any cash dividends on its Common Stock under this provision.

 ITEM 6.        SELECTED FINANCIAL DATA.

      The selected consolidated financial data presented below as of December 31, 1993, 1994 and 1995 and for the period from February 4, 1993 (inception) to December 31, 1993 and the years ended December 31, 1994 and 1995 were derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1994 and 1995, and for the period from February 4, 1993 (inception) to December 31, 1993 and the years ended December 31, 1994 and 1995, and the report thereon, are included elsewhere in this Form 10-K. On October 18, 1995, the Company acquired the Heartland Division in exchange for approximately 3.5 million shares of Common Stock and $10 million in notes, which were repaid from the proceeds of the Company's recently completed offerings. As a result, the statement of operations data for the year ended December 31, 1995 includes the operating results of the Company for the period from January 1, 1995 through October 18, 1995 and the combined operating results of the Company and the Heartland Division for the period from October 19, 1995 through December 31, 1995. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements (including the notes thereto) of the Company contained elsewhere in this Form 10-K.


                                                         PERIOD FROM        YEAR ENDED DECEMBER 31,
                                                      FEBRUARY 4, 1993      -----------------------
                                                       (INCEPTION) TO
                                                        DECEMBER 31,
                                                            1993              1994            1995
                                                      -----------------   -------------  ------------


STATEMENT OF OPERATIONS DATA:
   Total revenues....................................        $ -          $   380,077   $  1,343,969
                                                          ------------    -----------   ------------

   Operating expenses:
      Systems operations.............................           24,429        274,886        841,819
      Selling, general and administrative expenses...          110,281      1,800,720      4,431,839
      Depreciation and amortization..................           27,489        413,824      1,783,066
                                                              --------      ---------      ---------
   Total operating expenses..........................          162,199      2,489,430      7,056,724
                                                              --------      ---------      ---------
   Operating loss....................................         (162,199)    (2,109,353)    (5,712,755)
   Interest expense and other, net...................             (411)      (152,460)    (1,979,719)
                                                              ---------     ---------      ---------
   Net loss..........................................        $(162,610)   $(2,261,813)   $(7,692,474)
   Preferred stock dividends and discount accretion..                -              -       (786,389)
   Net loss applicable to common stockP..............        $(162,610)   $(2,261,813)   $(8,478,863)
                                                             =========    ===========    ============
   Net loss per common share.........................           $(0.30)        $(1.21)        $(2.02)
   Weighted average common shares outstanding........          538,127      1,863,512      4,187,736

                                                                            DECEMBER 31,
                                                             ---------------------------------------
                                                               1993           1994          1995
                                                             ---------    -----------   ------------
BALANCE SHEET DATA:
   Working capital (deficit).........................        $  57,786    $(1,537,244)  $122,084,511(1)
   Total assets......................................          514,223      8,914,224    213,799,874
   Current portion of long-term debt.................            4,714      1,457,295        376,780
   Long-term debt....................................           14,903      2,839,602    150,871,267
   Total stockholders' equity........................          458,370      4,343,713     55,649,687
 ___________________

 (1) Includes approximately $13,954,000 of funds held in escrow to be used to pay interest on the Senior Notes due in 1996.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion should be read in conjunction with the financial statements (including the notes thereto) included elsewhere in this Form 10-K.

 OVERVIEW

      The Company develops, owns and operates wireless cable television systems. The Company has targeted small to mid-size markets, located in Texas, Louisiana, Tennessee, Alabama, Georgia and Florida, with approximately 25% to 35% of the households not currently passed by traditional hard-wire cable systems. The Company currently has Operating Systems located in Brenham, Bryan/College Station, Milano and Wharton, Texas; Bunkie, Lafayette, Monroe and Lake Charles, Louisiana; Gainesville, Panama City and Pensacola, Florida; Jeffersonville, Georgia and Tullahoma, Tennessee.


      Since inception, the Company has sustained substantial net losses, due primarily to start-up costs, interest expense and charges for depreciation and amortization of capital expenditures to develop its wireless cable systems, and has incurred negative cash flow. At December 31, 1995, none of the Operating Systems had positive cash flow from operations, primarily as a result of their early stages of development. In the fourth quarter of 1995, the Company disconnected a number of its Milano System subscribers for nonpayment. Consequently, the Milano System is no longer generating positive cash flow. The Company expects to replace such subscribers over the next six months. There can be no assurance that any system or the Company as a whole will generate positive cash flow. In addition, losses may increase as operations in additional systems are commenced or acquired. As the Company continues to develop systems, positive cash flow from more mature systems is expected to be partially or completely offset by operating losses from less developed systems and from development costs associated with establishing systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. Based on its current system launch schedule and targeted penetration and subscriber revenue rates, the Company believes it will reach a subscriber level in its more mature systems (those systems with positive cash flow) in 1998 to generate revenues sufficient to offset these operating and development costs desired. There can be no assurance, however, that the Company will meet its current launch schedule or achieve the desired penetration and subscriber revenue rates necessary to acquire this subscriber base or that revenues will be sufficient to offset such costs by that time. Cash flow is a commonly used measure of performance in the wireless cable industry. However, cash flow does not purport to represent cash provided by or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

      On April 25, 1996, pursuant to an Agreement and Plan of Merger, dated as of April 25, 1996, among the Company, TruVision Wireless, Inc. ("TruVision") and Wireless One MergerSub, Inc. ("MergerSub"), the Company agreed to acquire all of the outstanding capital stock of TruVision Wireless, Inc. TruVision acquires, develops, owns and operates wireless cable television systems within the southeastern United States, including the state of Mississippi, western Tennessee and western Alabama and nearby markets in Alabama, Arkansas and Tennessee. The Company plans on utilizing the geographical advantages gained in the merger with TruVision to achieve cost savings through centralization of operations. Currently, the Company does not anticipate a significant decrease in corporate overhead or selling, general and administrative expense due to the merger. Management of the Company will evaluate the possible synergies of the two corporate facilities and functional departments within the next year to determine if stockholder value can be increased through centralization.

 RESULTS OF OPERATIONS SINCE INCEPTION

      The results of operations for the years ended December 31, 1993, 1994 and 1995 were prepared based on the historical results of the Company for the period from February 4, 1993 (inception) to December 31, 1993, and the years ended December 31, 1994 and 1995. On October 18, 1995, the Company acquired the Heartland Division in exchange for approximately $3.5 million shares of Common Stock and $10 million in notes, which were repaid from the proceeds of the Company's recently completed offerings. As a result, the results of operations for the year ended December 31, 1995 includes the operating results of the Company for the period from January 1, 1995 through October 18, 1995 and the combined operating results of the Company and the Heartland Division for the period from October 19, 1995 through December 31, 1995. Period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the acquisition of the Heartland Division and the development of the Company's business and system launches during the periods presented.

      Historically, the Company subscribers have been located in single-family homes. The number of subscribers located in multiple-dwelling units ("MDUs") in the Operating Systems increased as a percentage of total subscribers from approximately 1.5% at December 31, 1994 to approximately 1.9% at December 31, 1995. MDU subscribers typically generate lower per subscriber revenue than single-family units.

     The table below sets forth for each of the Operating Systems the later of the date of launch or acquisition by the Company and the approximate number of subscribers at December 31, 1994 and 1995 and February 29, 1996.


                                                                             APPROXIMATE         APPROXIMATE         APPROXIMATE
                                                            LAUNCH OR       SUBSCRIBERS AT      SUBSCRIBERS AT      SUBSCRIBERS AT
MARKET                                                  ACQUISITION DATE  DECEMBER 31, 1994   DECEMBER 31, 1995   FEBRUARY 29, 1996
- ------                                                  ----------------  ------------------  ------------------  ------------------
Brenham, Tx.............................                February 1996                -                  -                 126
Bryan/College Station, Tx...............                May 1995                     -              1,445               1,809
Milano, Tx(1)...........................                October 1995                 -              1,297               1,428
Wharton, Tx.............................                June 1994                1,401              1,579               1,768
Bunkie, La..............................                December 1995                -                 62                 463
Lafayette, La(2)........................                January 1994               500                593                 610
Lake Charles, La(2).....................                April 1994                 603                487                 476
Monroe, La(3)...........................                October 1995                 -                829               1,045
Gainesville, Fl.........................                January 1996                 -                  -                 100
Panama City, Fl.........................                September 1995               -                442               1,039
Pensacola, Fl..........................                 July 1995                    -                658               1,086
Jeffersonville, Ga.....................                 March 1996                   -                  -                   -
Tullahoma, Tn..........................                 November 1995                -                133                 422
                                                                                 -----              -----              ------
     TOTAL.............................                                          2,054              7,525              10,372
                                                                                 =====              =====              ======
___________________

 (1) The Milano System was acquired by the Company from  Heartland in October
     1995.
 (2) The Company is not actively marketing, and does not currently intend to actively market, its service in the Lafayette and Lake Charles markets until an increase in the channel offering is achieved, which the Company expects to occur within 3 months from the date hereof.

 (3) The Monroe System was acquired by the Company from Heartland in October
     1995.

Revenue Information
                                     YEAR ENDED DECEMBER 31,
                                 -------------------------------
                                                                        APPROXIMATE
                                                                      AVERAGE REVENUE
                                                                     PER SUBSCRIBER AT
                                   1993     1994       1995          DECEMBER 31, 1995
                                 --------- -------- ------------     ------------------
SUBSCRIPTION REVENUES:
   Brenham, Tx...................    $   -   $     -   $       -             $  -(1)
   Bryan/College Station, Tx.....        -         -     185,195              33.70
   Milano, Tx....................        -         -      89,798              31.40
   Wharton, Tx...................        -   159,507     620,650              35.90
   Bunkie, La....................        -         -         554                -(2)
   Lafayette, La.................        -    46,057     125,727              22.60
   Lake Charles, La..............        -    48,739     182,760              30.10
   Monroe, La....................        -         -      66,124              27.40
   Gainesville, Fl...............        -         -           -                -(1)
   Panama City, Fl...............        -         -      11,644              31.90
   Pensacola, Fl.................        -         -      59,814              37.50
   Jeffersonville, Ga............        -         -           -                -(1)
   Tullahoma, Tn.................        -         -       1,703                -(2)
                                     -----  --------  ----------
          TOTAL                      $   -  $254,303  $1,343,969
                                     =====  ========  ==========
____________

 (1)  Operating System not launched at December 31, 1995.
 (2)  Number not meaningful due to timing of subscribers being put on service.


           Revenues. The Company had no operating revenues for the period from February 4, 1993 (inception) through December 31, 1993. The Company revenues for the year ended December 31, 1994 were $380,077. Subscription revenues from new subscribers totaled $255,547 or 67% of revenues. Equipment sales and other revenues accounted for $103,837 and $20,693, respectively, in 1994. All revenues were related to the Lafayette, Lake Charles and Wharton Systems, each of which was launched during 1994.

           For the year ended December 31, 1995 revenues, which were all subscription revenues, were $1,343,969. The increase in subscription revenues of $1,089,666 or 428% over 1994 was primarily attributable to the acquisition of the Heartland Division in October 1995, the launch of the Bryan/College Station and Pensacola Systems and the increase in revenues in the Company's existing Operating Systems. This increase in revenues from existing Operating Systems was primarily due to the Wharton and Lake Charles Systems being operational for 12 months in 1995 versus seven and eight months, respectively, for 1994, and an increase in average monthly subscribers in 1995 over 1994 for the Lafayette System.

           Systems Operations Expense. Systems operations expense includes programming costs, channel lease payments, tower site rentals and repair and maintenance. Programming costs (with the exception of minimum payments) and channel lease payments (with the exception of certain fixed payments for both operating and non-operating markets) are variable expenses which increase as the number of subscribers increases. The Company incurred $24,429 of systems operations expense during 1993, primarily representing channel lease expense. For 1994, the Company incurred $274,886 of systems operations expense. The increase from 1993 to 1994 is attributable to 11 additional months of operation in 1994.

      For the year ended December 31, 1995, systems operations expense amounted to $841,819 as compared to $274,886 for the prior-year period. The increase was primarily attributable to the increase in the number of subscribers and new market launches.


      SG&A Expense. The Company has experienced increasing SG&A since its inception as a result of its increasing wireless cable activities and associated administrative costs, including costs related to opening and maintaining additional offices and additional compensation expense. The Company believes such selling, general and administrative costs will not stabilize until 1998 when all Systems are expected to be launched. At that time, administration expenses should remain constant with selling and general expense stabilizing when desired penetration rates are achieved. In order for such stabilization to occur within this time period, however, the current system launch schedule must be met and desired penetration rates must be achieved. There can be no assurance that the Company will meet the current launch schedule or that desired penetration and subscriber rates will be achieved or consequently that such selling, general and administrative expenses will stabilize within this time period. SG&A increased from $110,281 in 1993 to $1,800,720 in 1994, primarily due to a longer operating period in 1994. For the year ended December 31, 1995, SG&A was $4,431,839 as compared to $1,800,720 for the prior period. The $2,631,119 increase is due primarily to increases in personnel costs, advertising and marketing expenses and other overhead expenses required to support the expansion of the Company's operations.

       Depreciation and Amortization Expense. Depreciation and amortization expense includes depreciation of systems and equipment and amortization of channel right and organizational costs. Depreciation and amortization expense for 1994 amounted to $413,824 as compared to the partial year 1993 of $27,489.

      For the year ended December 31, 1995, depreciation and amortization expense totaled $1,783,066 compared to $413,824 for the same period in 1994. The increase was primarily attributable to additional costs incurred by the Company through its acquisition of the Heartland Division and development and implementation of the Company's operating plan.

      Interest Income. Interest income includes amounts earned on the Company's cash equivalents and the escrowed funds required to cover the first three years' interest payments as required by the terms of the Indenture relating to the Senior Notes. For the year ended December 31, 1995, the Company had earned $1,473,432 on its cash equivalents and $550,684 from the escrowed funds.

      Interest Expense. Interest expense incurred during 1993 and 1994 amounted to $411 and $171,702, respectively. During 1994, the Company established a $3.0 million revolving credit facility from a bank secured by subscription receivables. The revolving credit facility accounted for $52,485 of interest expense in 1994. The outstanding balance on the facility at December 31, 1994 amounted to $1.1 million. Additionally, the Company has two discount notes that relate to the acquisition of channel rights in Pensacola and Panama City, Florida. The discount notes have a face value of $3.7 million and are due in installments through 1997. Interest expense related to the notes during 1994 amounted to $104,767. Finally, the subsidiary of the Company that owns and operates the Bryan/College Station System has outstanding a $150,000 convertible debenture that bears interest at the prime rate. The debenture is convertible at the option of the holder into a 20% minority interest in such subsidiary and is callable at a fixed price.

     On an aggregate basis, for the year ended December 31, 1995, interest expense totaled $4,070,184. The revolving credit facility was repaid in full from the proceeds of the private placement of redeemable convertible preferred stock in April 1995. Interest expense of $41,858 was incurred in 1995 for this revolving credit facility. In October 1995, the Company issued the Senior Notes with an aggregate principle amount of $150,000,000. At December 31, 1995, interest expense of $3,683,333 had been accrued for the Senior Notes. Interest expense for the two discount notes described above was $289,170 for the year ended December 31, 1995. Interest expense on the convertible debenture described above related to the Bryan/College Station System was $13,046 for the year ended December 31, 1995.


     Net Loss. During 1993, the Company had no revenues and incurred a loss of $162,610, primarily due to SG&A. During 1994, the Company had total revenues of $380,077 and an operating loss of $2,109,353. The net loss for the Company during 1994 amounted to $2,261,813. For the year ended December 31, 1995, the Company had an operating loss of $8,478,864 on total revenues of $1,343,969. See "Overview" for an analysis of operating losses.


LIQUIDITY AND CAPITAL RESOURCES

      The wireless cable television business is a capital intensive business. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' location, (ii) the construction of additional transmission and headend facilities and related equipment purchases,
 (iii) the funding of start-up losses and other working capital requirements,
 (iv) the acquisition of additional wireless cable channel rights and systems and (v) investments in, and, maintenance of, vehicles and administrative offices. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets, to construct or acquire its Operating Systems, to commence construction of operating systems in different markets and to finance initial operating losses.

       In order to finance the expansion of its Operating Systems and finance the launch of additional markets, in October 1995, the Company consummated its initial public offering of 3,450,000 shares of common stock, $0.01 par value, (the "Common Stock") at $10.50 per share (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrent with the Common Stock Offering, the Company issued 150,000 units (the "Units") consisting of $150 million aggregate principal amount of Senior Notes and 450,000 warrants to purchase an equal number of shares of Common Stock at an exercise price of $11.55 per share to the initial purchasers (the "Unit Offering" and together with the Common Stock Offering, the "Offerings"). The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the Units into an escrow account to cover the first three years' interest payments as required by terms of the Indenture. Additionally, in April 1995, the Company completed a private placement of 14,781.75 shares of redeemable convertible preferred stock, receiving net proceeds of approximately $13.8 million. Such preferred stock was converted into Common Stock at the time of the Common Stock Offering.

       The Indenture pursuant to which the Senior Notes were issued contains representations and warranties, affirmative and negative covenants and events of default customary for financing of this type. As of December 31, 1995, the Company was in compliance with all covenants in the Indenture.

      The Company made capital expenditures of approximately $9.8 million and $3.0 million for the years ended December 31, 1995 and 1994, respectively. These expenditures primarily related to the acquisition of equipment in certain of the Company's operating markets, as well as those markets under construction or near-term launches. In addition, in October 1995, the Company acquired the Heartland Division in exchange for approximately 3.5 million shares of Common Stock and $10 million in notes, which were repaid from the proceeds of the Offerings. The Company estimates that approximately $38.8 million in capital expenditures will be required in 1996 to continue to fund growth in the Operating Systems and the systems under construction and to complete the construction and finance the addition of subscribers to 12 additional markets.

      At March 13, 1996, the Company had commitments to purchase approximately $6.2 million in equipment for existing and future markets, primarily for set-top converters and headend equipment.

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

     Subject to the limitations of the Company's Indenture relating to the Senior Notes, in order to accelerate its growth rate and to finance general corporate activities and the launch or build-out of additional systems, the Company may supplement its existing sources of funding with financing arrangements at the operating system level or through additional borrowings, the sale of additional debt or equity securities, including a sale to a strategic investor, joint ventures or other arrangements, if such financing is available to the Company on satisfactory terms.

     As a result of the Unit Offering, and the possible incurrence of additional indebtedness, the Company will be required to satisfy certain debt service requirements. Following the disbursement of all of the funds in the escrow account in October 1998, a substantial portion of the Company's cash flow will be devoted to debt service on the Senior Notes and the ability of the Company to make payments of principal and interest will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments when due on the Senior Notes or other indebtedness of the Company. If the Company is unable to meet interest and principal payments in the future, it may, depending upon the circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. The incurrence of additional indebtedness is restricted by the Indenture.

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


      For the year ended December 31, 1993, cash used in operating activities was $.11 million consisting primarily of a net loss of $.16 million and offset by an increase in accounts payable and accrued expenses of $.04 million an increase in prepaids of $.01 million and depreciation and amortization of $.03 million. For the year ended December 31, 1993, cash used in investing activities was $.44 million, consisting primarily of capital expenditures and payments for licenses and organizational costs of approximately $.28 million and $.15 million, respectively. These capital expenditures principally related to the construction of new markets and certain license and organization costs related to those markets. For the year ended December 31, 1993 cash flows provided by financing activities was $.63 million, consisting primarily of the proceeds from issuance of 538,127 shares of common stock and recapitalization upon merger with Wireless One, L.L.C., and proceeds from the issuance of long-term debt.


     For the year ended December 31, 1994, cash used in operating activities was $1.7 million consisting primarily of a net loss of $2.3 million and offset by an increase in accounts payable and accrued expenses of $.2 million, an increase in receivables and prepaids of $.2 million, depreciation and amortization of $.4 million, and non-cash expenses of $.16 million. For the year ended December 31, 1994, cash used in investing activities was $8.2 million, consisting primarily of capital expenditures and payments for licenses and organizational costs of approximately $3.0 million and $5.1 million, respectively. These investing activities principally related to the acquisition of equipment in certain of the Company's operating markets, as well as those markets under construction or near term launch markets and certain license and organization costs related to those markets. For the year ended December 31, 1994, cash flows provided by financing activities was $9.8 million, consisting primarily of $5.6 million from the issuance of 1,475,823 shares of common stock and $4.3 million from the issuance of long-term debt associated with license acquisition costs in near term launch markets.


     For the year ended December 31, 1995, cash used in operating activities was $.6 million consisting primarily of a net loss of $7.7 million and offset by an increase in accounts payable and accrued expenses of $6 million, an increase in receivables of $.6 million, an increase in prepaids of $.5 million, depreciation and amortization of $1.8 million, and net non-cash expenses of $.3 million. For the year ended December 31, 1995, cash used in investing activities was $71.3 million, consisting primarily of the $53.1 million purchase of restricted marketable investment securities and capital expenditures and payments for licenses and organizational costs of approximately $9.8 million and $6.8 million, respectively. The capital expenditures and acquisition costs principally related to the purchase of equipment in certain of the Company's operating markets, as well as those markets under construction or near term launch markets and certain license and organization costs related to those markets. For the year ended December 31, 1995, cash flows provided by financing activities was $182.3 million. These financing activities are described in detail in paragraph two of this section on Liquidity and Capital Resources.

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


    The information required by Item 8 is set forth on pages F-1 through F-18 of this Form 10-K. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                    PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Information regarding the executive officers of the Company is included as
    Item 4A of Part I of this Form 10-K as permitted by Instruction 3 to Item 401(b) of Regulation S-K.

           Information regarding the current Directors of the Company is set forth below:



NAME                           AGE  POSITION
- ----                           ---  ------------
Hans J. Sternberg               60  Chairman of the Board
Sean E. Reilly(1)               34  Chief Executive Officer, President
                                    and Director
Henry M. Burkhalter             48  Director
Arnold L. Chavkin               44  Director
J. R. Holland, Jr.(1)(2)(3)     52  Director
William K. Luby(1)(2)(3)        35  Director
Daniel L. Shimer(2)             51  Director
David E. Webb(1)                49  Director

- -------------------
(1)  Member of the Operating Committee.
(2)  Member of the Compensation Committee.
(3)   Member of the Audit Committee.

           There are no family relationships between or among any Directors or executive officers of the Company.

           HANS J. STERNBERG has served as Chairman of the Company since its founding in June 1995 and as Chairman of the Board of the Company's predecessor ("Old Wireless One") since its founding in late 1993. He has also served as the Chairman and Chief Executive Officer of Starmount Life Insurance Company ("Starmount") since 1983. He is a former owner and President and Chief Executive Officer of Maison Blanche Department Stores, a chain of 24 department stores which had annual revenues of approximately $480 million prior to its 1992 sale. He invested in cellular telephones in the early 1980s, began in cable television in 1972 as a founding partner and director of Cablesystems of Hammond, Inc., and later helped found Cablesystems of Alabama, Inc. He was an owner and a director of radio stations WQXY, KOXY, WLCS and WWUN. Mr. Sternberg graduated from Princeton University in 1957.

            SEAN E. REILLY has served as Chief Executive Officer, President and Director of the Company since its founding in June 1995 and as Chief Executive Officer and President of Old Wireless One since its founding in late 1993. Prior to joining Old Wireless One, Mr. Reilly served as Vice-President of Real Estate/Mergers and Acquisitions for Lamar Advertising Company ("Lamar"), an outdoor advertising company, and continues to serve as a member of the Lamar board of directors. Mr. Reilly served in the Louisiana Legislature as a State Representative from March 1988 to January 1996. Mr. Reilly graduated from Harvard University in 1984 and from Harvard Law School in 1989.

            HENRY M. BURKHALTER became a Director of the Company in April 1995. Mr. Burkhalter has been Chairman of the Board of Directors, President and Chief Executive Officer of TruVision Wireless, Inc. ("TruVision") since its incorporation in April 1994. Since 1993, he has been a director, President and Chief Executive Officer of Wireless TV, Inc., the general partner of Mississippi Wireless TV L.P. He has been a director, President and Chief Executive Officer of Vision Communications, Inc. since 1992. He has been the Chairman of Pacific Coast Paging, Inc. since 1990. From 1974 through 1992, he was the President and founder of Burkhalter & Company, a certified public accounting firm.

             ARNOLD L. CHAVKIN became a Director of the Company in April 1995. He has been a General Partner of Chase Capital Partners ("CCP") since January 1992 and has served as the President of Chemical Investments, Inc. since March 1991. CCP is the general partner of Chase Venture Capital Associates. Prior to joining CCP, Mr. Chavkin was a member of Chemical Bank's merchant banking group and a generalist in its corporate finance group specializing in mergers and acquisitions and private placements for the energy industry. His experience prior to Chemical Bank included corporate development for Freeport McMoRan as well as positions with Gulf and Western Industries and Arthur Young & Company. Mr. Chavkin is also a director of TruVision, Reading & Bates Corporation, American Radio Systems Corporation, Inc., Bell Sports, Inc., Envirotest Systems, Forcenergy Gas Exploration, Inc. and several privately held firms.

             J. R. HOLLAND, JR. became a Director of the Company in June 1995. He began advising Heartland Wireless Communications, Inc. ("Heartland") as a consultant in October 1992 and became Chairman of the Board of Directors of Heartland in October 1993. Mr. Holland has been employed as President of Unity Hunt Resources, Inc. since September 1991. Unity Hunt Resources is a large international, private holding company with interests in entertainment, cable television, retail, investments, real estate, natural resources and energy businesses. Mr. Holland is also the President of Hunt Capital, a principal stockholder of Heartland. From November 1988 to September 1991, Mr. Holland was Chairman of the Board and Chief Executive Officer of Nedinco, Inc., a large diversified international holding company. Prior to that, Mr. Holland was President and a director of KSA Industries, Inc., a private, diversified company involved in entertainment, retail, transportation and energy businesses, and President and a director of Western Services International, Inc., a company involved in energy services, equipment and chemicals. Mr. Holland began his career with Booz-Allen & Hamilton, Inc., a major management consulting firm. In addition, Mr. Holland is currently a director of Placid Refining Company and Optical Securities Group, Inc.

             WILLIAM K. LUBY became a Director of the Company in June 1995 and a director of Old Wireless One in April 1995. From June 1992 to March 1996, Mr. Luby was a managing director at Chase Manhattan Capital Corporation ("CMCC"), a private equity investing affiliate of the Chase Manhattan Corporation. From 1985 to 1992, Mr. Luby held various positions in the Leveraged Lending and Restructuring groups at The Chase Manhattan Bank, N.A. He is currently a director of numerous private companies.

            DANIEL L. SHIMER became a Director in March 1996. Mr. Shimer has served as Executive Vice President and Chief Financial Officer of COREStaff, Inc. since April 1994. Formed in late 1993, COREStaff has rapidly grown, principally through acquisitions, to a $400 million top ten provider of staffing services in the United States. From March 1991 to March 1994, Mr. Shimer served as the Executive Vice-President, Chief Financial Officer, and President of National Accounts for Brice Foods, Inc. From February 1983 to March 1991, he was associated with Bard & Company, Inc. in various senior financial capacities among its publicly traded affiliates, including Foxmeyer Corporation, Coast America Corporation, and Computerland Corporation. Mr. Shimer, a certified public accountant, began his career at KPMG Peat Marwick LLP and has over 25 years of financial management experience.

            DAVID E. WEBB became a Director of the Company in June 1995. He is a co-founder of Heartland, and has been President and Chief Executive Officer and a director of Heartland since its founding in September 1990. During 1989 and 1990, Mr. Webb began acquiring rights to wireless cable channels. From 1979 to January 1989, Mr. Webb was a shareholder, director and manager of Durant Cablevision, Inc. and its predecessor, a traditional hard-wire cable system company. Mr. Webb has been a shareholder and director of several media/communications companies involved in network and independent television stations, AM and FM radio stations, paging and telephony.

             The Board of Directors of the Company is divided into three classes, as nearly equal in numbers as possible, having terms expiring at the annual meeting of the Company's stockholders in 1996 (comprised of Messrs. Sternberg, Chavkin and Webb), 1997 (comprised of Messrs. Luby and Holland) and 1998 (Messrs. Reilly, Burkhalter and Shimer). At each annual meeting of stockholders, successors of the class of Directors whose term expires at such meeting will be elected to serve for three-year terms and until their successors are elected and qualified. All current Directors were elected or appointed pursuant to the terms of a stockholders agreement. See "Security Ownership of Certain Beneficial Owners and Management-Stockholders Agreement."

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Exchange Act requires the Company's officers,
Directors and persons who   beneficially own more than ten percent of the
Company's Common Stock to file reports of securities   ownership and changes in
such ownership with the Securities and Exchange Commission ("SEC"). Officers, Directors and greater than ten percent beneficial owners also are required by
rules promulgated by the SEC   to furnish the Company with copies of all
Section 16(a) forms they file.

          Based solely upon a review of the copies of such forms furnished to
the Company, or written   representations that no Form 5 filings were required,
the Company believes that during the period from   October 19, 1995 (the date
the Company's Common Stock became registered under the Exchange Act)   through
December 31, 1995, all Section 16(a) filing requirements applicable to its
officers, Directors and   greater than ten percent beneficial owners were
complied with other than by Messrs. Gary and Rye, each of   whom filed a late
Form 4 disclosing the purchase of shares of Common Stock.

ITEM 11.  EXECUTIVE COMPENSATION.

                           SUMMARY COMPENSATION TABLE

          The table below provides information relating to compensation for the Company's last two fiscal years for the Chief Executive Officer. No other executive officers of the Company received compensation in excess of $100,000 in either of those years. The amounts shown include compensation for services in all capacities that were provided to the Company or Old Wireless One and their respective subsidiaries.


                                                                                            Long-Term
                                                                                          Compensation
                                                                                  --------------------------
                                                                                              Awards
                                                                                  --------------------------
                                                      Annual Compensation          Restricted        Securities
    Name and                                      ---------------------------        Stock           Underlying     All Other
Principal Position                                Year  Salary($)    Bonus($)       Awards($)        Options(#)   Compensation
- ------------------                                ----  ---------    -------      -----------        ----------   -------------
Sean E. Reilly                                    1994   $87,692       __             __              201,394(1)        __
 President and Chief                              1995   $35,000(2)
 Executive Officer

- --------------------
(1) Such options were originally issued in April 1995 and were to purchase shares of common stock of Old Wireless One. Such options were assumed by the Company under its 1995 Long-Term Performance Incentive Plan (the "Incentive Plan") in October 1995 in connection with the Heartland Transaction (as defined).
(2) Mr. Reilly began receiving compensation from Old Wireless One on June 1,
    1994.
(3) Such options were originally issued in September 1994 and were to purchase shares of common stock of Old Wireless One. Such options were assumed by the Company under its Incentive Plan in October 1995 in connection with the Heartland Transaction (as defined).

                              STOCK OPTION GRANTS

           The following table provides information relating to the stock
options awarded to the Chief Executive   Officer during the Company's last
fiscal year.


                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                           Potential
                                                                                                           Realizable
                                                                                                         Value at Assumed
                                                                                                          Annual Rates of
                                                                                                           Stock   Price
                                                                                                         Appreciation for
                                    Individual Grants                                                     Option Term (1)
- -----------------------------------------------------------------------------------------------    ---------------------------
                                 Number of            Percent of
                                Securities             Total
                                Underlying             Options
                                  Options             Granted in       Exercise     Expiration
           Name               Granted (#)(2)         Fiscal Year       Price ($)    Date(3)          5% ($)        10% ($)
- --------------------------   ----------------      ---------------   ------------  -----------     ----------    -------------
      Sean E. Reilly             201,395(4)             36.3%            (5)        4/14/01         $57,196        $199,784

- -------------
(1) Amounts reflect certain assumed rates of appreciation set forth in the SEC's executive compensation disclosure rules. Actual gains, if any, on stock options exercises depend on future performance of the Company's Common Stock and overall market conditions. The fair market value of the common stock on the date of grant was estimated to be $4.16 per share. See Note (4). At an annual rate of appreciation of 5% per year for the option term, the stock price would be $5.57 per share. At an annual rate of appreciation of 10% per year for the option term, the stock price would be $7.37 per share.

(2) All options vest in five equal installments, with accelerated vesting in the event of a change in control of the Company.

(3) All options listed in the table also expire one year following the termination of employment with the Company of such holder for any reason.

(4) Such options were originally issued in April 1995 and were to purchase shares of common stock of Old Wireless One. Such options were assumed by the Company under its Incentive Plan in October 1995 in connection with the Heartland Transaction (as defined).

(5) The exercise price of such options varies depending upon the date such options become exercisable. The exercise price with respect to the first 20% installment of options is $4.16 per share, which is increased 35% per year for each of the remaining four installments.

STOCK OPTION HOLDINGS

           The following table sets forth information with respect to the Chief
 Executive Officer concerning   the stock options held as of December 31, 1995.
 There were no stock options exercised during the last fiscal   year of the
 Company.

                    AGGREGATED FISCAL YEAR-END OPTION VALUES


                         Number of Securities
                      Underlying Unexercised          Value of Unexercised
                            Options at                In-the-Money Options
                         Fiscal Year-End (#)         at Fiscal Year-End ($)
                      -------------------------   ----------------------------
Name                  Exercisable/Unexercisable   Exercisable/Unexercisable(2)
- ------------------    -------------------------   ----------------------------
Sean E. Reilly (1)               62,908/251,631            $729,893/$2,088,212

- ----------
(1) Of these shares underlying the options held by Mr. Reilly, options for 113,144 shares are exercisable at a price of $6.21 per share and options for 201,395 shares are exercisable at various prices depending upon the date such options became exercisable. The first 20% installment of options are exercisable at $4.16 per share, which is increased 35% per year for each of the remaining four installments.

(2) The closing sale price of the Common Stock on December 29, 1995 was $16.50 as reported by the Nasdaq National Market. The value of such options at the fiscal year end is calculated on the basis of the difference between the option exercise price and $16.50 multiplied by the number of shares of Common Stock underlying the option.

EMPLOYMENT AGREEMENTS

           In connection with the consummation of the Heartland Transaction, the Company entered into employment agreements with Messrs. Sternberg, Reilly and Norris. The employment agreements provide for payment of a specified base salary indexed to inflation and bonuses in the sole discretion of the Compensation Committee based upon the executive's performance and the Company's operating results. The term of each agreement is for two years, subject to automatic annual renewal until the tenth anniversary of the date of such agreement. Each employment agreement provides that each executive may be terminated with or without cause, and will provide that the executive will not compete with the Company or its subsidiaries within a specified area during the period of employment and for the two years thereafter. Each executive will be entitled to receive a severance payment in the event of a resignation caused by the relocation of the Company's executive offices to a location more than 60 miles from its present location.

 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The members of the Company's Compensation Committee are Messrs. Holland, Luby and Shimer. No officers or employees of the Company serve on the Compensation Committee. The Compensation Committee was established in October 1995 in connection with the Company's initial public offering. Previous compensation levels for Messrs. Sternberg, Reilly and William C. Norris, Senior Vice President-- System Launches and Secretary, were established pursuant to the terms of their respective employment agreements. See "Employment Agreements." The compensation for Messrs. J. Robert Gary and Alton C.

 Rye, the other executive officers of the Company, was approved by the full Board of Directors upon the recommendation of Hans J. Sternberg, Chairman of the Board. Executive officers who are also Directors of the Company did not participate in discussions relating to their individual compensation arrangements.

 COMPENSATION OF DIRECTORS

           At present, non-employee Directors of the Company receive an annual fee of $5,000 and a meeting fee of $500 per meeting attended, plus reimbursement of out-of-pocket expenses, for their services as Directors of the Company. In addition, each non-employee Director of the Company who does not serve on the Compensation Committee of the Board of Directors is eligible to receive stock options under the Company's 1995 Directors' Option Plan. Directors who are also employees of the Company do not receive any additional compensation for serving on the Board of Directors. In addition, Directors do not receive any additional compensation for committee participation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

        Except as otherwise noted, the following table sets forth certain information as of April 1, 1996 as to the security ownership of those persons owning of record or known to the Company to be the beneficial owner of more than five percent of the voting securities of the Company and the security ownership of equity securities of the Company by (i) each of the Directors of the Company,
(ii) each of the executive officers named in the Summary Compensation Table, and
(iii) all Directors and executive officers as a group. All information with respect to beneficial ownership has been furnished by the respective Director, executive officer or five percent beneficial owner, as the case may be. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to the number of shares set forth opposite their names. Beneficial ownership of the Common Stock has been determined for this purpose in accordance with the applicable rules and regulations promulgated under the Exchange Act.


                                                                              COMMON STOCK (1)
                                                                        -----------------------
DIRECTORS, OFFICERS                                                       NUMBER       PERCENT
AND 5% STOCKHOLDERS                                                      OF SHARES    OF CLASS
- -------------------------------------------------------------------     -----------------------
Heartland Wireless Communications, Inc. (2)(3).....................         3,361,538      24.9%
  903 North Bowser, Suite 140
  Richardson, Texas  75081

Chase Manhattan Capital Corporation (2)(4).........................         1,991,690      14.8%
  One Chase Manhattan Plaza
  New York, New York  10081

Premier Venture Capital Corporation (2)(5).........................           754,268       5.6%
  451 Florida Street
  Baton Rouge, Louisiana  70821

Advantage Capital Corporation (2)(6)...............................           630,489       4.7%
  LL&E Tower
  909 Poydras Street, Suite 2230
  New Orleans, Louisiana  70112

Hans J. Sternberg (2)(7)...........................................           374,193       2.7%

Sean E. Reilly (2)(8)..............................................           101,755         *

James J. Collis (9)................................................                --        --

J. R. Holland, Jr. (10)............................................         3,361,538      24.9%

William K. Luby (11)...............................................           393,226       2.9%

Daniel L. Shimer...................................................             4,800         *

David E. Webb (12).................................................         3,361,538      24.9%

All Directors and executive officers as a group....................         4,376,222      32.4%
(10 persons, including those listed above)

- --------------------
 * Less than one percent.

(1) Does not include an aggregate of 200,000 of such shares currently being held in escrow. Such shares will be distributed to either the Old Wireless One stockholders or the Heartland subsidiaries. The distribution of shares held in escrow will depend upon certain working capital post-closing adjustments.

 (2) Heartland and certain of its subsidiaries, CMCC, Premier Venture Capital Corporation, Advantage Capital Partners Limited Partnership and Advantage Capital Partners II Limited Partnership, Mr. Sternberg and Mr. Reilly, each of whose ownership of Common Stock is disclosed in the table, are parties to Stockholders Agreement. See "Stockholders Agreement." Each of the parties to the Stockholders Agreement disclaims beneficial ownership of the shares of Common Stock owned by the other parties to such agreement.

 (3) Heartland reported on a Schedule 13G filed with the SEC, as of December 31, 1995, shared voting and dispositive power with respect to an aggregate of 3,361,538 shares of Common Stock owned by certain direct and indirect subsidiaries of Heartland.

 (4) CMCC reported on a Schedule 13G filed with the SEC, as of December 31, 1995, shared voting and dispositive power with respect to 1,991,690 shares of Common Stock, together with The Chase Manhattan Bank (National Association), the direct parent of CMCC, and The Chase Manhattan Corporation, the ultimate parent of CMCC.

 (5) As reported on a Schedule 13G filed with the SEC with respect to the shares of Common Stock held by Premier Venture Capital Corporation ("PVCC") as of December 31, 1995. PVCC is an indirect wholly owned subsidiary of Premier Bancorp, Inc., which is a publicly-traded corporation.

 (6) Advantage Capital Corporation ("ACC"), as the sole general partner of Advantage Capital Partners Limited Partnership and Advantage Capital Limited Partners II Limited Partnership, reported on a Schedule 13G filed with the SEC, as of December 31, 1995, sole voting and dispositive power with respect to the shares held by such partnerships. Mr. Steven T. Stull is the majority stockholder of ACC.

 (7) Includes 12,520 shares owned by Mr. Sternberg's wife and 85,537 shares issuable upon the exercise of presently exercisable options.

 (8) Includes 85,537 shares issuable upon the exercise of presently exercisable options.

 (9) Mr. Collis resigned from the Board of Directors on April 25, 1996. At such time, Messrs. Burkhalter and Chavkin were appointed to the Board.

(10) Includes 3,361,538 shares beneficially owned by Heartland. Mr. Holland is the Manager and President of Hunt Capital Group, L.L.C., a principal stockholder of Heartland. Mr. Holland is the Chairman of the Board of Heartland. Mr. Holland disclaims beneficial ownership of shares owned by Heartland.

(11) Reflects shares of Common Stock are beneficially owned by Baseball Partners. Mr. Luby is a general partner of Baseball Partners and therefore may be deemed to be a beneficial owner of such shares. Mr. Luby disclaims beneficial ownership of all of the shares of Common Stock owned by Baseball Partners in which Mr. Luby has no pecuniary interest. Certain affiliates of CMCC are general partners of Baseball Partners.

(12) Includes 3,361,538 shares beneficially owned by Heartland. Mr. Webb is President and Chief Executive Officer and a director and principal stockholder of Heartland. Mr. Webb disclaims beneficial ownership of the shares of Common Stock owned by Heartland and in which Mr. Webb has no pecuniary interest.

 STOCKHOLDERS AGREEMENT

      In connection with the Heartland Transaction, CMCC, Baseball Partners, Premier Venture Capital Corporation, affiliates of Advantage Capital Corporation, Mr. Sternberg and Mr. Reilly, each of whom was a former stockholder of Old Wireless One, and Heartland and certain of its subsidiaries entered into a stockholders agreement (the "Stockholders Agreement"), whereby, among other things, they agreed to vote their Common Stock so that the Board of Directors of the Company will have up to seven members, up to three of whom will be designated by Heartland (at least one of whom must be independent of Heartland, the Company and the Old Wireless One stockholders who are parties to the Stockholders Agreement other than CMCC), up to two of whom will be designated by a majority of the Old Wireless One stockholders who are parties to the Stockholders Agreement other than CMCC (at least one of whom must be independent of the Company and such stockholders), and up to two of whom will be designated by CMCC. The current Directors proposed by Heartland are Messrs. Holland, Shimer and Webb; the current Directors proposed by the Old Wireless One stockholders are Messrs. Sternberg and Luby; and the current Directors designated by CMCC are Messrs. Burkhalter and Chavkin.

      Based upon certain filings made by the parties to the Stockholders Agreement with the SEC, the Company believes that the parties to the Stockholders Agreement collectively beneficially own an aggregate of 7,607,159 shares of Common Stock (including 171,074 shares of Common Stock issuable upon the exercise of presently exercisable stock options held by Messrs. Sternberg and Reilly), which represents approximately 55.6% of the outstanding Common Stock. As a result, such stockholders are able to control the election of the members of the Company's Board of Directors and to generally exercise control over the Company's affairs. The Stockholders Agreement also provides that, without the prior approval of the Board and until the third anniversary of the closing of the Heartland Transaction, the parties to the Stockholders Agreement may not, without the approval of a majority of the Directors, (i) acquire equity securities of the Company (or rights or options to acquire equity securities of the Company other than equity securities issued or issuable with respect to such Common Stock, securities issued to Messrs. Sternberg or Reilly pursuant to Board-approved option plans and the acquisition of up to 250,000 shares of Common Stock by Heartland or ACC), (ii) solicit proxies or consents in opposition to solicitations made by or on behalf of the Board or (iii) other than in connection with the Stockholders Agreement, act together with any other person to acquire, hold, vote or dispose of securities of the Company.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In April 1995, certain investors purchased redeemable convertible preferred stock and warrants to acquire common stock of Old Wireless One in a private placement resulting in net proceeds of approximately $14 million to Old Wireless One. The following investors purchased redeemable convertible preferred stock and warrants to acquire common stock in the amounts indicated:
 CMCC--8,000 preferred shares and warrants to purchase 320,000 shares of common stock ($8.0 million); Premier Venture Capital Corporation--2,500 preferred shares and warrants to purchase 100,000 shares of common stock ($2.5 million); affiliates of Advantage Capital Corporation--2,000 preferred shares and warrants to purchase 80,000 shares of common stock ($2.0 million); and certain members of Mr. Sternberg's immediate family--252 preferred shares and warrants to purchase 8,400 shares of common stock. All such preferred shares and warrants to purchase shares of common stock were converted into shares of Common Stock of the Company in the Heartland Transaction (defined below).

      In October 1995, Heartland and all the stockholders of Old Wireless One consummated a transaction (the "Heartland Transaction"), whereby the Company acquired (i) all of the outstanding capital stock of Old

 Wireless One (which retained all of its assets and liabilities except its wireless cable television assets and certain related liabilities with respect to the Springfield, Missouri market which Heartland acquired) through the merger of a subsidiary of the Company with Old Wireless One and (ii) the wireless cable television assets and all related liabilities of certain subsidiaries of Heartland with respect to certain of Heartland's markets located in Texas, Louisiana, Alabama, Georgia and Florida. In connection with the Heartland Transaction, the contributing subsidiaries of Heartland and the stockholders of Old Wireless One received an aggregate of approximately 3.5 million and approximately 6.5 million shares of Common Stock, respectively, with an aggregate of 200,000 of such shares of Common Stock placed in escrow to be distributed to either the Old Wireless One stockholders and/or the contributing subsidiaries of Heartland, but not to the Company. The distribution of the shares of Common Stock held in escrow will depend upon certain working capital post-closing adjustments. Upon consummation of the Heartland Transaction, the contributing subsidiaries of Heartland received a promissory note for $3 million and a promissory note for $7 million, which notes were repaid from the proceeds of the Company's debt and equity offerings.

      In connection with the Heartland Transaction, Heartland and the Company entered into an agreement whereby (i) the Company agreed not to compete with Heartland or any of Heartland's subsidiaries in the wireless cable television business in specified markets in which Heartland and its subsidiaries operate or have significant channel rights, (ii) Heartland agreed not to compete with the Company in the wireless cable television business in specified markets, including all of the markets described herein and (iii) if at any time a wireless cable television system operated by the Company interferes with the signal transmission of a wireless cable television system operated by Heartland or one of Heartland's subsidiaries (or vice versa), then the Company, Heartland and their respective subsidiaries will use their best efforts to negotiate and enter into an appropriate non-interference agreement.

      In connection with the Heartland Transaction, the Company entered into a registration agreement with Heartland, the contributing Heartland subsidiaries and all of the former stockholders of Old Wireless One (the "Registration Agreement"). Under the Registration Agreement, at any time after the second anniversary of the Heartland Transaction, the holders of a majority of the Common Stock issued to the former stockholders of Old Wireless One in the Heartland Transaction and the holders of a majority of the Common Stock issued to certain of Heartland's subsidiaries in the Heartland Transaction shall each have the right, subject to certain conditions, to require the Company to register any or all of such Common Stock under the Securities Act on Form S-1 on three occasions at the Company's expense and on Form S-2 or S-3 on an additional three occasions at the Company's expense. Heartland and its subsidiaries and the stockholders of Old Wireless One are also entitled to request the inclusion of any Common Stock subject to the Registration Agreement in any registration statement at the Company's expense whenever the Company proposes to register any of its securities under the Securities Act, subject to certain conditions.

      In connection with the Heartland Transaction, the Company, Heartland and certain of the Old Wireless One stockholders entered into the Stockholders Agreement. See "Security Ownership of Certain Beneficial Owners and Management-Stockholders Agreement."

      The Company leases approximately 2,500 square feet of office space for its corporate headquarters in Baton Rouge, Louisiana, under a lease from Starmount. Mr. Sternberg is Chairman, Chief Executive Officer and owner of Starmount. The Company pays approximately $25,000 to Starmount annually for such space. The Company believes the lease was entered into on terms reflecting then current market rates. The lease with Starmount expires on April 30, 1997. The Company is currently in the process of moving into larger corporate headquarters and expects to terminate such lease as of April 30, 1996 without further payment or penalty.

      The terms of the transactions described above were determined by the parties thereto, and the Company believes that such transactions involving affiliates were on terms no less favorable to the Company than could have been obtained from unaffiliated third parties in arms-length transactions. The Company expects that all future transactions between the Company and its officers, Directors, principal stockholders and affiliates will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

                                    PART IV

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) The following documents are filed as a part of this report:

           1. Financial Statements. The following consolidated financial statements of the Company and the report of the independent auditors thereon, are included in this Form 10-K on pages F-1 through F-__:

                       Independent Auditors' Report
                       Consolidated Balance Sheets at December 31, 1994 and 1995 Consolidated Statements of Operations for the period from February 4, 1993 (inception) to December 31, 1993 and for the years ended December 31, 1994 and 1995
                       Consolidated Statements of Changes in Stockholders' Equity for the period from February 4, 1993 (inception) to December 31, 1993 and for the years ended December 31, 1994 and 1995
                       Consolidated Statements of Cash Flows for the period from February 4, 1993 (inception) to December 31, 1993 and for the years ended December 31, 1994 and 1995
                       Notes to Consolidated Financial Statements

           2. Financial Statement Schedules. The following financial statement schedule of the Company for the period from February 4, 1993 (inception) to December 31, 1993 and the years ended December 31, 1994 and 1995 is included in this Form 10-K on page S-1.

                SCHEDULE NO.   DESCRIPTION                         PAGE NO.
                ------------   -----------                         --------
                Schedule II    Valuation and Qualifying Accounts    S-1

                All other financial statement schedules have been omitted because they are inapplicable or the required information is included or incorporated by reference elsewhere herein.

           3. Exhibits. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed below upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.


EXHIBIT
  NO.                                 EXHIBIT
- -------                               -------
 2.1     Contribution Agreement and Agreement and Plan of Merger, dated October
         18, 1995, among, inter alia, the Company, Wireless One Operating
         Company and its former stockholders and Heartland.(1)

 2.2     Escrow Agreement, dated October 24, 1995, among the parties to Exhibit
         2.1.(1)

 3.1(i) Amended and Restated Certificate of Incorporation of the Company.(2)

 3.1(ii) By-Laws of the Company.(2)

 4.1     1995 Long-Term Performance Incentive Plan of the Company.(1)+

 4.2     1995 Directors' Stock Option Plan of the Company.(1)+

 4.3     Warrant Agreement, dated October 18, 1995, between the Company and
         Gerard Klauer Mattison & Co., LLC (including form of warrant certificate).(1)

 4.4     Registration Agreement, dated October 24, 1995, among the Company,
         Heartland and the former stockholders of Wireless One Operating
         Company.(1)

 4.5     Stockholders Agreement, dated October 18, 1995, among the Company,
         Heartland and certain former stockholders of Wireless One Operating
         Company.(1)

 4.6    Indenture, dated October 24, 1995, between the Company and United States
        Trust Company of New York, as Trustee.(1)

 4.7    Warrant Agreement, dated October 24, 1995, between the Company and
        United States Trust Company of New York, as Warrant Agent.(1)

 4.9    Unit Agreement, dated October 24, 1995, between the Company and United
        States Trust Company of New York, as Unit Agent and Warrant Agent.(1)

 10.1   Standard forms of MDS License Agreement of the Company.(2)

 10.2   Standard forms of ITFS License Agreement of the Company.(2)

 21.1   Subsidiaries of the Company.*

 24.1   Powers of Attorney.*
___________

      (1) Incorporated herein by reference to the same numbered exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No. 0-26836).

      (2) Incorporated herein by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-94942), as declared effective by the Commission on October 18, 1995.

       + Denotes a management contract or compensatory plan or arrangement required to be filed with this Form 10-K pursuant to Item 14(c) of Form 10-K.

       *  Previously filed.

  (b)  Reports on Form 8-K.

       None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of July, 1996.

                                                  WIRELESS ONE, INC.


                                        By     /s/ Sean E. Reilly
                                        --------------------------------------
                                                   Sean E. Reilly
                                        President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Annual Report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 1st day of July, 1996.

       SIGNATURE                             CAPACITY
- -----------------------  -------------------------------------------------

  /s/ Sean E. Reilly     President, Chief Executive Officer and Director
- -----------------------  (Principal Executive Officer)
      Sean E. Reilly


 /s/ Michael C. Ellis    Vice President and Controller (Principal
- -----------------------  Accounting Officer)
     Michael C. Ellis

   *                     Director
- -----------------------
Arnold L. Chavkin


   *                     Director
- -----------------------
Henry M. Burkhalter


   *                     Director
- -----------------------
William K. Luby


   *                     Director
- -----------------------
J.R. Holland, Jr.


   *                     Director
- -----------------------
Daniel L. Shimer


                         Director
   *
- -----------------------
David E. Webb

   * The undersigned, by signing his name hereto, does sign and execute this Annual Report on Form 10-K pursuant to the Powers of Attorney executed by the above-named Officers and Directors of the Company and filed with the Securities and Exchange Commission on behalf of such Officers and Directors.



 By           /s/ Sean E. Reilly
    ----------------------------------
      Sean E. Reilly, Attorney-in-Fact

                               INDEX TO EXHIBITS


                                                                                 SEQUENTIALLY
EXHIBIT                                                                            NUMBERED
NUMBER                                  EXHIBIT                                      PAGE
- -------  ----------------------------------------------------------------------  -------------
2.1      Contribution Agreement and Agreement and Plan of Merger, dated
         October 18, 1995, among, inter alia, the Company, Wireless One
         Operating Company and its former stockholders and Heartland                       (1)

2.2      Escrow Agreement, dated October 24, 1995, among the parties to
         Exhibit 2.1                                                                       (1)

3.1(i)   Amended and Restated Certificate of Incorporation of the Company                  (2)

3.1(ii)  By-Laws of the Company                                                            (2)

4.1      1995 Long-Term Performance Incentive Plan of the Company+                         (1)

4.2      1995 Directors' Stock Option Plan of the Company+                                 (1)

4.3      Warrant Agreement, dated October 18, 1995, between the Company and
         Gerard Klauer Mattison & Co., LLC (including form of warrant
         certificate)                                                                      (1)

4.4      Registration Agreement, dated October 24, 1995, among the Company,
         Heartland and the former stockholders of Wireless One Operating
         Company                                                                           (1)

4.5      Stockholders Agreement, dated October 18, 1995, among the Company,
         Heartland and certain former stockholders of Wireless One Operating
         Company                                                                           (1)

4.6      Indenture, dated October 24, 1995, between the Company and United
         States Trust Company of New York, as Trustee                                      (1)

4.7      Warrant Agreement, dated October 24, 1995, between the Company and
         United States Trust Company of New York, as Warrant Agent                         (1)

4.9      Unit Agreement, dated October 24, 1995, between the Company and
         United States Trust Company of New York, as Unit Agent and Warrant
         Agent                                                                             (1)

10.1     Standard forms of MDS License Agreement of the Company                            (2)

10.2     Standard forms of ITFS License Agreement of the Company                           (2)

21.1     Subsidiaries of the Company*

24.1     Powers of Attorney*

 _______________
 (1) Incorporated herein by reference to the same numbered exhibit to the Company's Form 10-Q for the quarterly period ended September 30, 1995 (Commission File No. 0-26836).

 (2) Incorporated herein by reference to the same numbered exhibit to the Company's Registration Statement on Form S-1 (Commission File No. 33-94942), as declared effective by the Commission on October 18, 1995.

 + Denotes a management contract or compensatory plan or arrangement required to be filed with this Form 10-K pursuant to Item 14(c) of Form 10-K.

 * Previously filed.

                               WIRELESS ONE, INC.

                       Consolidated Financial Statements

                           December 31, 1994 and 1995


                   With Independent Auditors' Report Thereon

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Wireless One, Inc.:


We have audited the accompanying consolidated balance sheets of Wireless One, Inc. and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period from February 4, 1993 (inception) through December 31, 1993 and the years ended December 31, 1994 and 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless One, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for the period from February 4, 1993 (inception) through December 31, 1993 and the years ended December 31, 1994 and 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   KPMG PEAT MARWICK LLP


New Orleans, Louisiana
March 22, 1996

                               WIRELESS ONE, INC.

                          Consolidated Balance Sheets

                           December 31, 1994 and 1995

   Assets                                                              1994          1995
   -----                                                           ------------  ------------
Current assets:
 Cash and cash equivalents                                          $    24,481   110,380,329
 Marketable investment securities - restricted (note 3)                       -    17,637,839
 Subscriber receivables, less allowance for doubtful accounts of
  $4,000 and $73,641 in 1994 and 1995, respectively                     110,219       143,633
 Accrued interest and other receivables                                   3,450       405,241
 Prepaid expenses                                                        55,515       796,389
                                                                    -----------   -----------

Total current assets                                                    193,665   129,363,431

Property and equipment, net (note 4)                                  3,078,523    14,266,755
Leased license investment, net of accumulated amortization of
 $230,902 and $548,283 in 1994 and 1995, respectively                 5,540,036    26,724,238
Marketable investment securities - restricted (note 3)                        -    35,755,505
Other assets (note 5)                                                   102,000     7,689,945
                                                                    -----------   -----------

                                                                    $ 8,914,224   213,799,874
                                                                    ===========   ===========
   Liabilities and Stockholders' Equity
   ------------------------------------

Current liabilities:
 Accounts payable                                                       228,835     2,356,707
 Accrued expenses                                                        44,779       862,100
 Accrued interest                                                             -     3,683,333
 Current maturities of long-term debt (note 6)                        1,457,295       376,780
                                                                    -----------   -----------

Total current liabilities                                             1,730,909     7,278,920

Long-term debt (note 6)                                               2,839,602   150,871,267
                                                                    -----------   -----------

                                                                      4,570,511   158,150,187
                                                                    -----------   -----------

Redeemable convertible preferred stock, $.01 par value; 15,000
 shares authorized, no shares issued or outstanding (note 8)                  -             -

Stockholders' equity:
 Preferred stock, $.01 par value, 10,000,000 shares authorized,
  no shares issued or outstanding                                             -             -
 Common stock, $0.01 par value, 50,000,000 shares authorized,
  2,013,950 and 13,498,752 shares issued and outstanding in
  1994 and 1995, respectively                                            20,139       134,988
 Additional paid-in capital                                           9,979,861    65,631,596
 Subscriptions receivable                                            (3,231,864)            -
 Accumulated deficit                                                 (2,424,423)  (10,116,897)
                                                                    -----------   -----------

Total stockholders' equity                                            4,343,713    55,649,687

Commitments and contingencies (note 11)
                                                                    -----------   -----------
                                                                    $ 8,914,224   213,799,874
                                                                    ===========   ===========

See accompanying notes to consolidated financial statements.

                               WIRELESS ONE, INC.

                     Consolidated Statements of Operations

                  The period from February 4, 1993 (inception)
                       through December 31, 1993 and the
                     years ended December 31, 1994 and 1995


                                                 1993         1994         1995
                                              -----------  -----------  -----------

Revenues                                      $        -      380,077    1,343,969
                                              ----------   ----------   ----------

Operating expenses:
 Systems operations                               24,429      274,886      841,819
 Selling, general and administrative             110,281    1,800,720    4,431,839
 Depreciation and amortization                    27,489      413,824    1,783,066
                                              ----------   ----------   ----------

                                                 162,199    2,489,430    7,056,724
                                              -----------  ----------   ----------

Operating loss                                  (162,199)  (2,109,353)  (5,712,755)
                                              ----------   -----------  -----------
Other income (expense):
 Interest expense                                   (411)    (171,702)  (4,070,184)
 Interest income                                       -            -    2,024,116
 Other                                                 -       19,242       66,349
                                              ----------   ----------   ----------

Total other income (expense)                        (411)    (152,460)  (1,979,719)
                                              ----------   ----------   ----------

Net loss                                        (162,610)  (2,261,813)  (7,692,474)

Preferred stock dividends and discount
 accretion (note 8)                                    -            -     (786,389)
                                              ----------   ----------   ----------

Net loss applicable to common stock           $ (162,610)  (2,261,813)  (8,478,863)
                                              ==========   ==========   ==========

Net loss per common share                          $(.30)       (1.21)       (2.02)
                                              ==========   ==========   ==========

Weighted average common shares outstanding       538,127    1,863,512    4,187,736
                                              ==========   ==========   ==========


See accompanying notes to consolidated financial statements.

                               WIRELESS ONE, INC.

                Consolidated Statements of Stockholders' Equity

                  The period from February 4, 1993 (inception)
                       through December 31, 1993 and the
                     years ended December 31, 1994 and 1995

                                                       Additional    Subscrip-
                                             Common      paid-in       tions     Accumulated
                                             stock       capital    receivable     deficit        Total
                                           ----------  -----------  -----------  ------------  -----------
Issuance of 538,127 shares of
 common stock and recapi-
 talization upon merger with
 Wireless One, L.L.C.
   (note 1 (a))                              $  5,381     834,619     (219,020)            -      620,980

Net loss                                            -           -            -      (162,610)    (162,610)
                                           ----------  ----------   ----------   -----------   ----------

Balance at December 31, 1993                    5,381     834,619     (219,020)     (162,610)     458,370

Issuance of 1,475,823
  shares of common stock                       14,758   9,145,242   (8,660,000)            -      500,000

Collections of subscriptions receivable             -           -    5,647,156             -    5,647,156

Net loss                                            -           -            -    (2,261,813)  (2,261,813)
                                           ----------  ----------   ----------   -----------   ----------

Balance at December 31, 1994                   20,139   9,979,861   (3,231,864)   (2,424,423)   4,343,713

Collections of subscriptions
  receivable                                        -           -    3,231,864             -    3,231,864

Conversion of redeemable
  preferred stock and warrants
  into 4,524,512 shares of
  common stock                                 45,246  14,453,442            -             -   14,498,688

Issuance of 3,450,000 shares of
  common stock pursuant to
  initial public offering                      34,500  32,340,708            -             -   32,375,208

Issuance of 750,000 warrants                        -   3,015,000            -             -    3,015,000

Issuance of 3,510,290 shares of
  common stock in purchase
  transactions                                 35,103   6,628,974            -             -    6,664,077

Preferred stock dividends and
  accretion of discount                             -    (786,389)           -             -     (786,389)

Net loss                                            -           -            -    (7,692,474)  (7,692,474)
                                           ----------  ----------   ----------   -----------   ----------

Balance at December 31, 1995                 $134,988  65,631,596            -   (10,116,897)  55,649,687
                                           ==========  ==========   ==========   ===========   ==========

See accompanying notes to consolidated financial statements.

                               WIRELESS ONE, INC.

                     Consolidated Statements of Cash Flows

                  The period from February 4, 1993 (inception)
                       through December 31, 1993 and the
                     years ended December 31, 1994 and 1995


                                                       1993        1994          1995
                                                    ----------  -----------  ------------
Cash flows from operating activities:
  Net loss                                          $(162,610)  (2,261,813)   (7,692,474)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Bad debt expense                                        -       54,608       196,281
    Depreciation and amortization                      27,489      413,824     1,783,066
    Amortization of debt discount                           -      104,767       328,301
    Non-cash interest income                                -            -      (213,230)
    Changes in assets and liabilities:
      Receivables                                           -     (167,277)     (571,957)
      Prepaid expenses                                 (9,000)     (46,515)     (468,707)
      Accounts payable and accrued expenses            36,236      237,378     6,004,541
                                                    ---------   ----------   -----------

        Net cash used in operating activities        (107,885)  (1,665,028)     (634,179)
                                                    ---------   ----------   -----------

Cash flows from investing activities:
  Purchase of investments and other assets                  -     (102,000)   (1,533,446)
  Capital expenditures                               (288,123)  (2,960,842)   (9,805,057)
  Acquisition of intangible assets                   (154,854)  (5,156,054)   (6,762,415)
  Purchase of marketable investment securities              -            -   (53,180,114)
                                                    ---------   ----------   -----------

        Net cash used in investing activities        (442,977)  (8,218,896)  (71,281,032)
                                                    ---------   ----------   -----------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt and
   warrants                                            20,722    4,275,819   150,014,902
  Principal payments on long-term debt                 (1,104)    (103,306)  (11,502,054)
  Debt issuance costs                                       -            -    (5,593,839)
  Issuance of common stock                            619,980    5,647,156    35,008,396
  Issuance of redeemable preferred stock                    -            -    14,343,654
                                                    ---------   ----------   -----------

        Net cash provided by financing activities     639,598    9,819,669   182,271,059
                                                    ---------   ----------   -----------

        Net increase (decrease) in cash                88,736      (64,255)  110,355,848

Cash and cash equivalents at beginning of period            -       88,736        24,481
                                                    ---------   ----------   -----------

Cash and cash equivalents at end of period          $  88,736       24,481   110,380,329
                                                    =========   ==========   ===========


See accompanying notes to consolidated financial statements.

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1994 and 1995


(1)  Description of Business and Summary of Significant Accounting Policies
     ----------------------------------------------------------------------

 (a) Description of Organization
     ---------------------------

     Wireless One Inc. was formed in June 1995 by the shareholders of a predecessor company (Old Wireless One) and Heartland Wireless Communications, Inc. (Heartland) for the purpose of further developing, owning, and operating wireless cable television systems primarily in select southern and southeastern markets. Old Wireless One had been formed on December 23, 1993, in conjunction with the merger of its predecessor, Wireless One, L.L.C., a Limited Liability Company (LLC). LLC had been formed on February 4, 1993 with six members and on December 23, 1993, Old Wireless One acquired all of the net assets and outstanding interests of LLC in a tax free reorganization. Accordingly, the accompanying consolidated financial statements include results of operations of Wireless One, Inc. and its predecessor companies since February 4, 1993. Unless otherwise indicated, references to the Company include Wireless One, Inc. and its predecessors.

 (b) Consolidation Policy
     --------------------

     The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

 (c) Property and Equipment
     ----------------------

     Property and equipment are stated at cost and include the cost of transmission equipment as well as subscriber installations. The Company capitalizes the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor and overhead charges and direct commissions. Prior to 1995, installation fees were recognized in revenues and commissions were expensed. The effect of the above change had no material effect on the 1994 and 1995 results of operations.

     Depreciation and amortization are recorded on a straight-line basis for financial reporting purposes over the estimated useful lives of the assets. Any unamortized balance of the nonrecoverable portion of the cost of a subscriber installation is fully depreciated upon subscriber disconnect and the related cost and accumulated depreciation are removed from the balance sheet. Repair and maintenance costs are charged to expense when incurred; renewals and betterments are capitalized.

     Equipment awaiting installation consists primarily of accessories, parts and supplies for subscriber installations, and is stated at the lower of average cost or market.

                                                                     (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


 (d) Leased License Investment
     -------------------------

     Leased license investment consists primarily of costs incurred in connection with the Company's acquisition of channel rights. Channel rights represent the right to utilize all of the capacity on channels operated under a license received from the Federal Communications Commission ("FCC"). These assets are recorded at cost and amortized using the straight line method over the assets' estimated useful lives, usually 10-20 years, beginning with inception of service in each market. As of December 31, 1994 and 1995, approximately $4,686,000 and $17,809,000 of channel rights were not subject to amortization.

     The Company periodically evaluates the propriety of the carrying amounts of the leased license investment in each market, as well as the amortization period based on estimated undiscounted future cash flows to determine whether current events or circumstances warrant adjustments to the carrying amounts or a revised estimate of the useful life. If warranted, an impairment loss would be recognized to reduce the carrying amount of the related assets to management's estimate of the fair value of the individual market.

 (e) Revenue Recognition
     -------------------

     Revenues from subscribers are recognized in the month that the service is provided.

 (f) Income Taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     A valuation allowance is provided to reduce the carrying value of deferred tax assets to an amount which more likely than not will be realized. Changes in the valuation allowance represent changes in an estimate and are reflected as an adjustment to income tax expense in the period of the change.

     The Company files a consolidated federal income tax return which includes all of its subsidiaries. Losses incurred from inception through December 22, 1993 were attributed directly to the members of the L.L.C., and, accordingly, are not available to offset the Company's future taxable income.


                                                                     (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


 (g) Net Loss Per Common Share
     -------------------------

     Net loss per common share is based on the net loss applicable to common stock divided by the weighted average number of common shares outstanding during the period presented. All share and per share data, including the weighted average number of common shares outstanding, for all periods prior to the Heartland Transaction (see note 2) gives retroactive effect to the exchange of approximately one share of Old Wireless One common stock for 4 shares of Wireless One, Inc. Shares issuable upon exercise of stock options and warrants are antidilutive and have been excluded from the calculation.

 (h) Debt Issuance Costs
     -------------------

     Costs incurred in connection with issuance of the Company's 13% Senior notes are included in other assets and are being amortized using the interest method over the term of the notes.

 (i) Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents includes cash and temporary cash investments that are highly liquid and have original maturities of three months or less.

 (j) Use of Estimates
     ----------------

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 (k) Marketable Investment Securities
     --------------------------------

     Investments in marketable securities at December 31, 1995 consist of U.S. Treasury securities which mature periodically through October 1998. The Company has the ability and intent to hold these investments until maturity and, accordingly, has classified these investments as held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost, adjusted for amortization of premiums or discounts. Premiums and discounts are amortized over the life of the related held-to-maturity investment as an adjustment to yield using the effective interest method. A decline in market value of the Company's investments below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established.


                                                             (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


(2)  Initial Public Offering and Heartland Transaction
     -------------------------------------------------

     During October, 1995, the Company completed a series of transactions which included (i) the issuance of 3,450,000 shares of common stock at $10.50 per share in an initial public offering; (ii) the issuance of $150,000,000 of 13% Senior Notes due in 2003 and warrants to purchase 450,000 shares of the Company's common stock, and (iii) the acquisition of certain wireless cable television assets and related liabilities of certain subsidiaries of Heartland for common stock of the Company and notes (the Heartland Transaction).

     The consummation of the Heartland transaction included the Company's acquisition of all of the outstanding capital stock of Old Wireless One and certain wireless cable television assets and related liabilities in Heartland's markets in Texas, Louisiana, Alabama, Georgia and Florida. In connection with the Heartland transaction, the shareholders of Old Wireless One received approximately 6.5 million shares of the Company's common stock and Heartland received approximately 3.5 million shares of the Company's common stock. In addition, Heartland received notes in the amount of $10,000,000, which were subsequently repaid by the Company from the proceeds of the offerings of the Company's common stock and Senior Notes.

     The Heartland transaction has been accounted for as a business combination using the purchase method of accounting. In accordance with Staff Accounting Bulletin No. 48, the Heartland assets and liabilities acquired have been recorded using the historical cost basis previously reported by Heartland, reduced by the amount of notes issued to Heartland in connection with the transaction. The assets acquired consist primarily of systems and equipment and various wireless cable channel rights. The following is a summary of the net assets acquired:

     Current assets                                    $    318,892
     Current liabilities                                    (35,956)
     Systems and equipment, net                           2,392,711
     Leased license investment and other intangibles     13,476,534
                                                       ------------

        Net assets acquired                              16,152,181

        Notes issued to Heartland                       (10,000,000)
                                                       ------------

                                                       $  6,152,181
                                                       ============

                                                                     (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


  The 1995 financial statements of Wireless One, Inc. include the results of operations of the business interests acquired in the Heartland Transaction since October 18, 1995. Pro forma unaudited consolidated operating results of the Company and the Heartland business acquired for the years ended December 31, 1994 and 1995, assuming the transaction had been completed as of January 1, 1994 and 1995, are summarized below (in thousands except per share amounts):

                                                 1994         1995
                                             ------------  -----------

    Total revenues                           $ 1,287,312    1,976,142

    Operating expenses:
      Systems operations                       1,052,799    1,433,934
      Selling, general and administrative      2,306,280    4,780,286
      Depreciation and amortization              658,177    1,977,028
                                             -----------   ----------

          Total operating expenses             4,017,256    8,191,248
                                             -----------   ----------

          Operating loss                      (2,729,944)  (6,215,106)

    Interest expense                          (1,065,967)  (4,738,611)

    Interest income and other                     19,242    2,090,465
                                             -----------   ----------

          Net loss                           $(3,776,669)  (8,863,252)
                                             ===========   ==========

          Net loss per share                      $(0.29)       (0.68)
                                             ===========   ==========

 These pro forma results have been prepared for comparative purposes only and include an adjustment for additional interest expense associated with the portion of the proceeds of the notes utilized to repay $7 million of notes to Heartland. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1994 and 1995 or of future results of operations of the consolidated entities.

 (3) Marketable Investment Securities - Restricted
     ---------------------------------------------

     Marketable investment securities - restricted at December 31, 1995 consists of U.S. Treasury securities placed in escrow pursuant to the bond indenture relating to the 13% Senior Notes due 2003. The investments have been deposited into an escrow account and, pending disbursement, the collateral agent has a first priority lien on the escrow account for the benefit of the holders of the notes. Such funds may be disbursed from the escrow account only to pay interest on the Notes and, upon certain repurchases or redemptions of the Notes, to pay principal of and premium, if any, thereon. The maturities of the securities purchased have been matched to the interest payment dates of the notes.


                                                                     (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


    A summary of the Company's restricted marketable securities as of December 31, 1995 follows:

                               Amortized        Unrealized       Unrealized         Fair
                                 Cost              Loss             Gain           Value
                              ----------       ------------     -----------       -------
12/31/95
- --------
U.S. Treasury Notes            22,343,879          (1,110)         113,163        22,455,932
Other Debt Securities          31,049,415              --          199,185        31,248,600
                               ----------          ------          -------        ----------
                               53,393,294          (1,110)         312,348        53,704,532
                               ==========          ======          =======        ==========

    Scheduled maturities for the marketable securities held at December 31, 1995, are as follows:

                                     Amortized                 Fair
                                       Cost                    Value
                                    -----------             ----------
Maturing in less than 1 year        11,471,559              17,665,069
Maturing from 1-5 years             41,921,735              36,039,463
                                    -----------             ----------
                                    53,393,294              53,704,532
                                    ===========             ==========

(4) Property and Equipment
    ----------------------

    Major categories of property and equipment at December 31, 1994 and 1995 are as follows :


                                        Estimated
                                           Life          1994           1995
                                      ------------  -------------  ------------

  Equipment awaiting installation                5   $    422,109     2,230,144
  Subscriber premises equipment
   and installation costs                        5      1,021,382     3,561,714
  Transmission equipment and system
   construction costs                           10      1,534,028     8,092,890
  Office furniture and equipment                 7        219,629     1,270,131
  Buildings and leasehold improvements        31.5         91,723       523,203
                                                     ------------  ------------

                                                        3,288,871    15,678,082

  Less accumulated depreciation                          (210,348)   (1,411,327)
                                                      -----------  ------------

                                                      $ 3,078,523    14,266,755
                                                      ===========    ==========

 (5)  Other Assets
      ------------

      Other assets at December 31, 1994 and 1995 consist of the following:

                                                          1994            1995
                                                      -----------     ----------
  Debt issuance costs, net of
   accumulated amortization
   of $163,927                                        $         -      6,053,898
  Deposits                                                      -      1,410,543
  Other                                                   102,000        225,504
                                                      -----------    -----------

                                                      $   102,000      7,689,945
                                                      ===========    ===========

 (6)  Long-term Debt
      --------------

      Long-term debt consists of the following:

                                                          1994           1995
                                                      ------------   -----------
     13% Senior Notes due 2003;
      face value of $150,000,000, net of
      unamortized discount                            $         -    148,149,131

     Subordinated non-interest bearing notes
      (face value of $3,700,000),
      discounted to an 8% effective rate,
      principal and interest due in
      installments through July 1997                    2,949,986      2,939,156

                                                                     (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


                                                           1994           1995
                                                       -------------  -------------
 $3,000,000 revolving line of credit, due September
 30, 1995, with interest due quarterly at the prime
 rate, (7.25% at December 31, 1994) secured by
 assignment of stock subscriptions receivable          $  1,106,243              -

 Other                                                      240,668        159,760
                                                       ------------   ------------

                                                          4,296,897    151,248,047
 Less current maturities                                 (1,457,295)      (376,780)
                                                       ------------   ------------

  Long-term debt, excluding current maturities         $  2,839,602    150,871,267
                                                       ============   ============

Long term debt matures as follows:

     1996                                                             $    376,780
     1997                                                                2,572,136
     1998                                                                        -
     1999                                                                  150,000
     2000                                                                        -
     Thereafter                                                        148,149,131

Interest on the Senior Notes (the "Notes") is payable semi-annually on April 15 and October 15 of each year, commencing April 15, 1996. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 15, 1999, at variable redemption prices in excess of par. On or prior to October 15, 1998, the Company may redeem up to 30% of the aggregate principal amount of the Notes with the proceeds from a sale to a strategic investor, as defined. In addition, upon the occurrence of a change of control, as defined, each holder of Notes may require the Company to repurchase all or a portion of such holder's Notes at 101% of the principal amount thereof, plus accrued and unpaid interest.

The notes are issued and outstanding under an indenture which contains certain covenants, including limitations on the incurrence of indebtedness, the making of restricted payments, transactions with affiliates, sale and leaseback transactions, the existence of liens, disposition of proceeds of asset sales, the making of guarantees and pledges by restricted subsidiaries, transfers and issuance of stock of subsidiaries, investments in unrestricted subsidiaries, the conduct of the Company's business and certain mergers and sales of assets.

(7)  Income Taxes
     ------------

     The Company has not recognized any income tax benefit for any of the periods presented due to management's conclusion that a 100% valuation allowance for the net deferred tax asset is warranted. Statement of Financial Accounting Standards ("SFAS") 109 provides that the tax benefit of net operating loss carryforwards is recorded as an asset only to the extent that management assesses the realization of such carryforwards to be "more likely than not."

                                                                     (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                            1994        1995
                                                         ----------  -----------

    Deferred tax assets:
      Net operating loss carryforwards                   $ 808,064    2,955,166
      Allowance for bad debts                                    -       25,038
      Reserve for obsolescence in equipment                      -       68,000
      Accrued liabilities deductible when paid                   -      152,320
                                                         ---------   ----------

                                                           808,064    3,200,524

    Less valuation allowance                              (224,410)  (2,136,029)
                                                         ---------   ----------

    Deferred tax asset                                     583,654    1,064,495
                                                         ---------   ----------

    Deferred tax liabilities:
      Fixed assets, principally due to differences in
        depreciation and underlying basis                   10,737       11,700
      Intangibles, due to differences in basis and
        amortizable lives                                  572,917      440,795
      Purchase accounting adjustments resulting in
        differences in bases of underlying assets                -      612,000
                                                         ---------   ----------

    Deferred tax liabilities                               583,654    1,064,495
                                                         ---------   ----------

    Net deferred tax asset                               $       -            -
                                                         =========   ==========

The net changes in total valuation allowance for the years ended December 31, 1994 and 1995 were increases of $224,410 and $1,911,619, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company has recognized deferred tax assets to the extent such assets can be realized through future reversals of existing taxable temporary differences.

The Company had net operating loss carryforwards for Federal income tax purposes of approximately $8,700,000 as of December 31, 1995. The carryforwards expire in years 2008-2010.

                                                           (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


(8)  Redeemable Convertible Preferred Stock
     --------------------------------------

     On April 14, 1995, the Company completed a private placement of 14,781.75 shares of redeemable convertible preferred stock and 591,270 warrants to purchase common stock (collectively the "Units") at a price of $1,000 per Unit. The proceeds from the issue were $13,866,000, net of issuance costs. The excess of the liquidation value over the carrying value was accreted by periodic charges to additional paid-in capital during the period the stock was outstanding. Contemporaneously with the closing of the initial public offering of common stock in October 1995, the preferred stock and warrants were converted into approximately 4,524,512 shares of common stock.

(9)  Stockholders' Equity
     --------------------

     In connection with the sale of the 13% Senior notes due 2003, the company issued warrants to acquire 450,000 shares of its common stock. Each warrant entitles the holder to purchase one share of common stock at $11.55 per share. The warrants are exercisable at any time on or after October 24, 1996 and will expire on October 24, 2000. For financial reporting purposes, these warrants were valued at $1,890,000.

     In connection with the Heartland transaction, the Company issued warrants (the "GKM Warrants") to purchase 300,000 shares of common stock to an underwriter for nominal consideration. The GKM Warrants are initially exercisable at $12.60 per share through October 18, 2000. For financial reporting purposes, these warrants were valued at $1,125,000.

     In connection with the Heartland Transaction, certain of the shareholders of the Company with beneficial ownership of approximately 56% of the Company's outstanding common stock at December 31, 1995 have entered into an agreement whereby, among other things, they have agreed to vote their common stock to elect a specified slate of directors, which will be designated by the parties to the stockholders agreement.

(10) Stock Option Plan
     -----------------

     The Company has adopted the 1995 Long-Term Performance Incentive Plan (the "Incentive Plan"), which provides for the grant to key employees of the Company of stock options, appreciation rights, restricted stock, performance grants and any other type of award deemed to be consistent with the purpose of the Incentive Plan.

     The total number of shares of Common Stock which may be granted pursuant to the Incentive Plan is 1,300,000. The Incentive Plan will terminate upon the earlier of the adoption of a Board of Directors' resolution terminating the Incentive Plan or on the tenth anniversary of the date of adoption, unless extended for an additional five-year period for grants of awards other than incentive stock options.

     The exercise price of stock options is determined by the Compensation Committee of the Board of Directors, but may not be less than 100% of the fair market value of the common stock on the date of the grant and the


                                                           (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


term of any such option may not exceed 10 years from the date of grant. With respect to any employee who owns stock representing more than 10% of the voting power of the outstanding capital stock of the Company, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares on the date of grant and the term of such option may not exceed five years from the date of grant.

Awards granted under the Incentive Plan will generally vest upon a proposed sale of substantially all of the assets of the Company, or the merger of the Company with or into another corporation. Options generally vest over a five-year period commencing on the date of grant and expire ten years from the date of grant.

Directors of the Company who are not employees of the Company are eligible to receive options under the Directors' Plan. The total number of shares of Common Stock for which options may be granted under the Directors' Plan is 100,000.

Options granted under the Directors' Plan may be subject to vesting and certain other restrictions. Subject to certain exceptions, the right to exercise an option generally terminates at the earlier of (i) the first date on which the initial grantee of such option is no longer a director of either the Company or any subsidiary for any reason other than death or permanent disability or (ii) the expiration date of the option. Options granted under the Directors' Plan will also generally vest upon a "change in control" of the Company. No options have been granted under the Directors' Plan as of December 31, 1995.

Information regarding the Company's stock option plans is summarized as follows:

                                          Number of shares
                                    ----------------------------    Exercise
                                       Incentive      Directors'      Price
                                          Plan           Plan         Range
                                    ----------------  ----------  --------------

Outstanding at December 31, 1993                   -           -               -

1994 activity:
Granted                                      248,917           -   $        6.21
                                             -------  ----------   -------------

December 31, 1994 outstanding                248,917           -            6.21

1995 activity:
Granted                                      555,270           -    4.16 - 13.83
                                             -------  ----------   -------------

December 31, 1995 outstanding                804,187           -   $4.16 - 13.83
                                             =======  ==========   =============

Exercisable at December 31, 1995             138,395           -   $4.16 - 13.83
                                             =======  ==========   =============

Available for future grants at
December 31, 1995                            495,813     100,000
                                             =======  ==========

                                                           (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


(11) Commitments and Contingencies
     -----------------------------

     The Company leases, from third parties, channel rights licensed by the FCC. Under FCC policy, the base term of these leases cannot exceed the term of the underlying FCC license. FCC licenses for wireless cable channels generally must be renewed every five to ten years, and there is no automatic renewal of such licenses. The use of such channels by third parties is subject to regulation by the FCC and, therefore, the Company's ability to enjoy the benefit of these leases is dependent upon the third party lessor's continuing compliance with applicable regulations. The remaining terms of the Company's leases range from approximately five to twenty years. Most of the Company's leases provide for rights of first refusal for their renewal. The termination of or failure to renew a channel lease or termination of the channel license would result in the Company being unable to deliver television programming on such channel. Although the Company does not believe that the termination of or failure to renew a single channel lease could adversely affect the Company, several of such terminations or failures in one or more markets that the Company actively serves could have a material adverse effect on the Company. Channel rights lease agreements generally require payments based on the greater of specified minimums or amounts based upon various factors, such as subscriber levels or subscriber revenues.

     Payments under the channel rights lease agreements generally begin upon the completion of construction of the transmission equipment and facilities and approval for operation pursuant to the rules and regulations of the FCC. However, for certain leases, the Company is obligated to begin payments upon grant of the channel rights. Channel rights lease expense was $9,000, $179,172, and $380,346 for the period from February 4, 1993 (inception) to December 31, 1993, and for the years ended December 31, 1994 and 1995, respectively.

     The Company also has certain operating leases for office space, equipment and transmission tower space. Rent expense incurred in connection with other operating leases was $6,996, $79,791 and $183,003 for the period from February 4, 1993 (inception) to December 31, 1993 and for the years ended December, 1994 and 1995, respectively.

     Future minimum lease payments due under channel rights leases and other noncancelable operating leases at December 31, 1995 are as follows:

                 Channel      Other
Year ending      rights     operating
December 31      leases      leases
- -------------  -----------  ---------

     1996       $1,097,075    487,666
     1997        1,146,307    515,916
     1998        1,167,319    515,955
     1999        1,175,415    523,625
     2000        1,165,755    520,344
                ----------  ---------

                $5,751,871  2,563,506
                ==========  =========

                                                           (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


The Company has entered into various service agreements to obtain programming for delivery to customers of the Company. Such agreements require a per subscriber fee to be paid by the Company on a monthly basis. These agreements range in life from two to ten years.

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company is actively competing in the FCC auction program designed to award initial licenses for MDS channels. Successful bidders will receive a blanket authorization to serve entire "Basic Trading Areas" or "BTA's" on all MDS channels. The Company estimates its commitment related to this auction of BTA's to be approximately $16,000,000 to $18,000,000. At the conclusion of the auction, the Company will be required to remit 20% of the total committed amount (less its deposit of $900,000 remitted prior to December 31, 1995) with the remaining 80% being paid out over a 10 year period. Over this ten year period commencing on the date the BTA is authorized by the FCC, the Company will be required to make quarterly interest only payments for the first two years and then quarterly payments of principal and interest over the remaining years of the agreement. The interest rate related to this installment plan is equal to the ten year U.S. Treasury rate at the time of the issuance of the BTA authorization plus 2-1/2%.

(12)  Concentrations of Credit Risk
      -----------------------------

      Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, temporary cash investments, and accounts receivable. The Company places its cash and temporary cash investments with high credit quality financial services companies. Collectibility of subscriber accounts receivable is impacted by economic trends in each of the Company's markets. Such receivables are typically collected within thirty days, and the Company has provided an allowance which it believes is adequate to absorb losses from uncollectible accounts.

(13)  Supplemental Cash Flow Information
      ----------------------------------

      Cash interest payments made in 1993, 1994, and 1995 totaled $143, $168,512 and $351,178, respectively.

      During 1995, the Company paid $288,104 in cash and issued 48,752 shares of its common stock in connection with the acquisition of channel rights in Tennessee. The cost of the channel rights and other intangible assets acquired was $800,000 based on the initial public offering price per share of $10.50.

                                                                     (Continued)

                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements


(14) Disclosures About Fair Value Of Financial Instruments
     -----------------------------------------------------

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                            At December 31, 1995
                                                            --------------------
                                                            Carrying Estimated
                                                            Amount  Fair Value
                                                            ------  ----------

        Marketable investment securities               $  53,393,344  53,704,532
        Long-term debt                                   151,248,047 160,598,916

  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as follows:

     . The carrying amounts of cash and cash equivalents, subscriber receivable, accrued interest and other receivables, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

     . The fair values of the Company's marketable investment securities are based on quoted market prices.

     . The fair value of long-term debt is based upon market quotes obtained from dealers.

  Fair value estimates are subject to inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented above are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                                                             SCHEDULE II


                               WIRELESS ONE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                  THE PERIOD FROM FEBRUARY 4, 1993 (INCEPTION)
                       THROUGH DECEMBER 31, 1993 AND THE
                     YEARS ENDED DECEMBER 31, 1994 AND 1995

              COLUMN A                 COLUMN B    COLUMN C    COLUMN D   COLUMN E
              ---------                ----------  ----------  ----------  ---------
                                      BALANCE AT  CHANGED TO                BALANCE
                                      BEGINNING   COSTS AND                 AT END
              DESCRIPTION             OF PERIOD   EXPENSES    DEDUCTIONS   OF PERIOD
              -----------             ----------  --------    ----------   ---------

                1995
Deducted in balance sheet from
   subscription receivables:
  Allowance for doubtful accounts       $  4,000     196,281     126,640     73,641
                                        --------     -------     -------     ------
Deducted in balance sheet from
   leased license investment:
   Amortization of leased license
   investment                           $230,902     317,381           -    548,283
                                        --------     -------     -------    -------
Deducted in balance sheet from
   other asset:
   Amortization of debt
   issuance costs                       $      -     163,926           -    163,926
                                        --------     -------     -------    -------
                1994
Deducted in balance sheet from
     subscription receivables:
  Allowance for doubtful accounts       $      -      54,605      50,608      4,000
                                        --------     -------     -------    -------
Deducted in balance sheet from
   leased license investment:
   Amortization of leased license
   investment                           $  4,116     226,786           -    230,902
                                        --------     -------     -------    -------
Deducted in balance sheet from
   other assets:
   Amortization of debt
   issuance costs                       $      -           -           -          -
                                        --------     -------     -------    -------
                1993
Deducted in balance sheet from
     subscription receivables:
  Allowance for doubtful accounts       $      -           -           -          -
                                        --------     -------     -------    -------
Deducted in balance sheet from
   leased license investment:
   Amortization of leased license
   investment                           $      -       4,116           -      4,116
                                        --------     -------     -------    -------
Deducted in balance sheet from
   other assets:
   Amortization of debt
   issuance costs                       $      -           -           -          -
                                        --------     -------     -------    -------