Form 10-Q/A
period 1996-03-31
WIRELESS ONE INC
filed 1996-07-01
CIK 918358

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                              AMENDMENT NO. 1 TO
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


                                                  Approximate      Approximate
                                Launch or        Subscribers at  Subscribers at
Market                       Acquisition Date        03/31/96        03/31/95
- ------                       ----------------    --------------  --------------
Brenham, Tx                  February 1996                268               -

Bryan/College Station, Tx    May 1995                   2,080               -

Milano, Tx                   October 1995               1,501               -

Wharton, Tx                  June 1994                  1,881           1,601

Bunkie, La                   December 1995                667               -

Lafayette, La                January 1994                 625             436

Lake Charles, La             April 1994                   490             573

Monroe, La                   October 1995               1,206               -

Gainesville, Fl              January 1996                 261               -

Panama City, Fl              September 1995             1,362               -

Pensacola, Fl                July 1995                  1,287               -

Jeffersonville, Ga (a)       March 1996                     -               -

Tullahoma, Tn                November 1995                661               -
                                                     --------           -----
            TOTAL                                      12,289           2,610
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

The Company believes such selling, general and administrative costs will not stabilize until 1998 when all Markets are expected to be launched. At that time, administration expenses should remain constant with selling and general expense stabilizing when desired penetration rates are achieved. In order for such stabilization to occur within this time period, however, the current system launch schedule must be met and desired penetration rates must be achieved. There can be no assurance that the Company will meet the current launch schedule or that desired penetration rates will be achieved or consequently that such selling, general and administrative expenses will stabilize within this time period.

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

For the three months ended March 31, 1995, cash used in operating activities was $.14 million consisting primarily of a net loss of $.7 million and offset by an increase in accounts payable and accrued expenses of $.27 million, non-cash expenses of $.07 million and depreciation and amortization of $.2 million. For the three months ended March 31, 1995, cash used in investing activities was $.7 million, consisting primarily of capital expenditures and payments for licenses and organizational costs of approximately $.68 million and $.02 million respectively. These capital expenditures were principally related to the construction of new markets and certain license and organization costs. For the three months ended March 31, 1995 cash flows provided by financing activities was $1.1 million, consisting primarily of $1 million in proceeds from the subscription of common stock and $.04 million in proceeds from the issuance of long-term debt.

For the three months ended March 31, 1996, cash used in operating activities was $.02 million consisting primarily of a net loss of $.6 million and offset by an increase in accounts payable and accrued expenses of $5.4 million, an increase in receivables and prepaids of $.2 million, depreciation and amortization of $.96 million, non-cash income of $.29 million and non-cash expenses of $.15 million. For the three months ended March 31, 1996, cash used in investing activities was $11.4 million, consisting primarily of capital expenditures and payments for licenses and organizational costs of approximately $9.4 million and $1.9 million, respectively. These investing activities were principally related to the acquisition of equipment in certain of the Company's operating markets, as well as those markets under construction or near term launch markets and certain license and organization costs related to those markets. For the three months ended March 31, 1996, cash flows provided by financing activities was $1,319, consisting of $1,319 from the repayments of long-term debt.

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

Historically, the Company has generated operating and net losses and can be expected to do so for at least the foreseeable future as it continues to develop additional operating systems. Such losses may increase as operations in additional systems are commenced or acquired. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. As the Company continues to develop systems, positive System EBITDA from more mature systems is expected to be partially or completely offset by operating losses from less developed systems and from development costs associated with establishing systems in new markets. This trend is expected to continue until the Company has sufficiently large subscriber base to absorb operating and development costs of recently launched systems. Based on its current system launch schedule and targeted penetration and subscriber revenue rates, the Company believes it will reach a subscriber level in its more mature systems (those systems with positive System EBITDA) in the second half of 1997 to generate revenues sufficient to offset these operating and development costs. There can be no assurance, however, that the Company will meet its system launch schedule or achieve the penetration and subscriber revenue rates necessary to acquire this subscriber base or that revenues will be sufficient to offset such costs by that time. EBITDA is a commonly used measure of performance in the wireless cable industry. However, EBITDA does not purport to represent cash provided by or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

PART II. - OTHER INFORMATION
- ----------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:  None

(b)  No reports on Form 8-K were filed during the periods presented.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           WIRELESS ONE, INC.



Date:   July 1, 1996                       /s/  Sean Reilly
        ------------                       -------------------------------------
                                           Sean Reilly
                                           President and Chief Executive Officer



Date:   July 1, 1996                       /s/  Michael C. Ellis
        ------------                       -------------------------------------
                                           Michael C. Ellis
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)