Form 10-Q/A
period 1996-03-31
WIRELESS ONE INC
filed 1996-07-05
CIK 918358

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                              AMENDMENT NO. 2 TO
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

For the three months ended March 31, 1996, cash used in operating activities was $.02 million consisting primarily of a net loss of $6 million and offset by an increase in accounts payable and accrued expenses of $5.4 million, an increase in receivables and prepaids of $.2 million, depreciation and amortization of $.96 million, non-cash income of $.29 million and non-cash expenses of $.15 million. For the three months ended March 31, 1996, cash used in investing activities was $11.4 million, consisting primarily of capital expenditures and payments for licenses and organizational costs of approximately $9.4 million and $1.9 million, respectively. These investing activities were principally related to the acquisition of equipment in certain of the Company's operating markets, as well as those markets under construction or near term launch markets and certain license and organization costs related to those markets. For the three months ended March 31, 1996, cash flows provided by financing activities was $1,319, consisting of $1,319 from the repayments of long-term debt.

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



Date:   July 5, 1996                       /s/  Sean Reilly
        ------------                       -------------------------------------
                                           Sean Reilly
                                           President and Chief Executive Officer



Date:   July 5, 1996                       /s/  Michael C. Ellis
        ------------                       -------------------------------------
                                           Michael C. Ellis
                                           Vice President and
                                           Controller (Principal
                                           Accounting Officer)