Form 10-Q
period 1996-06-30
WIRELESS ONE INC
filed 1996-08-14
CIK 918358

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 OR 15
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1996

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


Number of shares of Common Stock outstanding as of August 14, 1996

                                   16,941,697

                                     INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                        Page No.

                  Condensed Consolidated Balance Sheets as of
                  June 30, 1996 and December 31, 1995.......................      2

                  Condensed Consolidated Statements of Operations
                  for the three months ended June 30, 1996 and 1995, and the
                  six months ended June 30, 1996 and 1995...................      3

                  Condensed Consolidated Statements of Cash
                  Flows for the six months ended June 30, 1996
                  and 1995..................................................      4

                  Notes to Condensed Consolidated Financial
                  Statements................................................      5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................      8

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K..........................     13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                              WIRELESS ONE, INC.
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                                                                       June 30,    December 31,
                 Assets                                                  1996          1995
                                                                     ------------  ------------
Current assets:
  Cash and cash equivalents                                          $ 73,877,954   110,380,329
  Marketable investment securities-restricted                          17,670,036    17,637,839
  Subscriber receivables, net                                             295,021       143,633
  Accrued interest and other receivables                                  353,440       405,241
  Prepaid expenses                                                        671,335       796,389
                                                                      -----------   -----------
Total current assets                                                   92,867,786   129,363,431

Property and equipment, net                                            33,066,456    14,266,755
Leased license investment, net                                         36,454,732    26,724,238
Marketable investment securities - restricted                          27,801,368    35,755,505
Note receivable                                                         5,722,482             -
Other assets                                                            7,627,582     7,689,945
                                                                      -----------   -----------
                                                                      203,540,406   213,799,874
                                                                      ===========   ===========
                   Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                      3,788,385     2,356,707
  Accrued expenses                                                      1,199,426       862,100
  Accrued interest                                                      4,170,833     3,683,333
  Current maturities of long-term debt                                    392,105       376,780
                                                                     ------------   -----------
Total current liabilities                                               9,550,749     7,278,920

Long-term debt                                                        151,116,860   150,871,267
                                                                     ------------   -----------

                                                                      160,667,609   158,150,187
                                                                     ------------   -----------
Stockholders' equity:
  Preferred stock, $.01 par value, 10,000,000 shares
      authorized,  no shares issued or outstanding                              -             -
  Common stock, $0.01 par value, 50,000,000 shares
      authorized, and 13,498,752 shares issued and outstanding            134,988       134,988
  Additional paid-in capital                                           65,631,596    65,631,596
  Accumulated deficit                                                 (22,893,787)  (10,116,897)
                                                                     ------------   -----------
Total stockholders' equity                                             42,872,797    55,649,687
                                                                     ------------   -----------
                                                                     $203,540,406   213,799,874
                                                                     ============   ===========



    See accompanying notes to condensed consolidated financial statements.




                               WIRELESS ONE, INC.
                Condensed Consolidated Statements of Operations
                                  (unaudited)



                                                    Three Months Ended               Six Months Ended
                                                         June 30,                         June 30,
                                                   1996            1995             1996           1995
                                                  -----            ----             ----           ----

Revenues                                      $ 1,431,355         253,170        2,372,132          491,995
                                              -----------      ----------       ----------        ---------
Operating expenses:
  System operations                               710,684         318,367        1,266,626          488,348
  Selling, general and admin.                   2,892,171         753,727        5,529,724        1,214,856
  Depreciation and amortization                 1,298,501         241,773        2,262,506          441,292
                                              -----------      ----------       ----------        ---------
                                                4,901,356       1,313,867        9,058,856        2,144,496
                                              -----------      ----------       ----------        ---------

Operating loss                                 (3,470,001)     (1,060,697)      (6,686,724)      (1,652,501)
                                              -----------      ----------       ----------        ---------

Other income (expense):
  Interest expense                             (5,011,604)        (84,087)     (10,021,497)        (198,177)
  Interest income                               1,737,417               -        3,863,777                -
  Other                                            47,130          98,533           67,554          101,134
                                              -----------      ----------       ----------        ---------
     Total other income (expense)              (3,227,057)         14,446       (6,090,166)         (97,043)
                                              -----------      ----------       ----------        ---------

Net loss                                      $(6,697,058)     (1,046,251)     (12,776,890)      (1,749,544)

Preferred stock dividend and discount
  accretion                                             -         365,311                -          365,311
                                              -----------      ----------       ----------        ---------

Net loss applicable to common stock            (6,697,058)     (1,411,562)     (12,776,890)      (2,114,855)
                                              ===========      ==========       ==========        =========

Net loss per common share                     $      (.50)           (.70)            (.95)           (1.05)
                                              ===========      ==========       ==========        =========
Weighted average common shares
  outstanding                                  13,498,752       2,013,950       13,498,752        2,013,950
                                              ===========      ==========       ==========        =========




    See accompanying notes to condensed consolidated financial statements.



                              WIRELESS ONE, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                    Six Months ended
                                                                        June 30,
                                                                1996               1995
                                                          ---------------     ---------------
Cash flows from operating activities:

     Net loss                                             $  (12,776,890)       (1,749,544)

     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Depreciation and Amortization                         2,262,506           441,292
         Amortization of Debt Discount                           263,598           147,344
         Accretion of interest income                           (447,297)                -
         Bad debt expense                                         23,694                 -
         Changes in Assets and Liabilities:
           Receivables                                          (123,281)            4,720
           Prepaid expenses                                      125,054              (237)
           Deposits                                              (23,711)                -
           Other assets                                                -            24,057
           Accounts payable and accrued expenses               2,256,504           216,465
                                                          --------------      ------------
           Net cash used in operating activities              (8,439,823)         (915,903)
                                                          --------------      ------------

Cash flows from investing activities:
      Capital expenditures                                   (20,192,427)       (2,480,582)
      Purchase of Investments and other assets                  (209,021)                -
      Proceeds from maturities of securities                   8,369,237                 -
      Issuance of note receivable                             (5,722,482)                -
      Acquisition of leased licenses                         (10,210,874)       (2,973,172)
                                                           -------------       -----------

            Net cash used in investing activities            (27,965,567)       (5,453,754)
                                                           -------------       -----------
Cash flows from financing activities:
      Principal payments on long term debt                        (2,680)       (1,159,580)
      Debt issuance costs                                        (94,305)                -
      Issuance of common stock                                         -         2,155,243
      Issuance of preferred stock                                      -        13,738,565
                                                           -------------       -----------
            Net cash provided by (used in) financing
               activities                                        (96,985)       14,734,228
                                                           -------------       -----------
                   Net increase (decrease) in cash           (36,502,375)        8,364,571

Cash at beginning of period                                  110,380,329            24,481
                                                           -------------       -----------
Cash at end of period                                      $  73,877,954         8,389,052
                                                           =============       ===========




    See accompanying notes to condensed consolidated financial statements.

                              WIRELESS ONE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

(1)  Description of Business and Summary of Significant Accounting Policies


     (a) Description of Organization

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

     (c) Interim Financial Information

         The accompanying unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Annual Report on Form 10-K.

         Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for full year 1996. In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Operating results for the periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full fiscal year.

     (d) Marketable Investment Securities

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

         All share and per share data for the period ended June 30, 1995, including the weighted average number of common shares outstanding, have been restated for the Heartland Transaction consummated in October of 1995 giving retroactive effect to the exchange of approximately one share of Old Wireless One common stock for 4 shares of Wireless One, Inc. common stock. See the Company's December 31, 1995 Annual Report on Form 10-K for further description of the Heartland Transaction.

(2)  Acquisitions

         Applied Video Acquisition-On May 15, 1995, the Company acquired 100% of the stock of Applied Video Technologies (the "Applied Video Acquisition") for a total purchase price of approximately $6.5 million in cash. The Applied Video Acquisition added wireless cable rights covering one Operating System (Dothan, Alabama), one System Under Construction (Albany, Georgia) and one Near-Term Launch Market (Montgomery, Alabama). These three Markets cover approximately 263,000 LOS households.

         Other Acquisitions-In addition, the Company has consummated the acquisition of (i) rights to 11 wireless cable channels in the Macon, Georgia Market for aggregate consideration of approximately $0.6 million and (ii) rights to eight wireless cable channels in the Bowling Green, Kentucky Market for aggregate consideration of $.03 million.

(3)  Subsequent Events


         TruVision Transaction-On July 29, 1996, the Company consummated a merger with TruVision Wireless, Inc. ("TruVision") whereby a subsidiary of the Company exchanged approximately 3.4 million shares of the Company's common stock for all of TruVision's common stock. The Company merged with and into TruVision, at which time TruVision became a wholly owned subsidiary of the Company.

         The TruVision transaction has been accounted for as a business combination using the purchase method of accounting. The assets acquired consist primarily of wireless cable channel rights.

         Prior to the consummation of the merger, the Company committed to provide a bridge loan to TruVision of up to $15 million. This loan was to be secured by certain assets of TruVision and its subsidiaries. At June 30, 1996, the Company had funded approximately $5.7 million of this loan.

         Units Offering-On August 12, 1996, the Company completed issuance of 239,252 Units consisting of $239,252,000 of 13.5% Senior Discount Notes due in 2006 (the "New Unit Offering") and warrants to purchase, in aggregate, 544,059 shares of the Company's common stock.

         Other Transactions-The Company is presently participating with a group of investors in FCC auctions for 10Mhz personal communication service
         (PCS) licenses. On August 9, 1996, the Company invested approximately $1.5 million in this venture.

         The Company has also entered into several agreements with holders of wireless cable channel rights, including (i) a letter of intent with Wireless Ventures, L.L.C. ("Wireless Ventures") to acquire a fifty percent interest in Wireless Ventures, which holds BTA authorizations in certain markets in Georgia for approximately $1.0 million in cash ("Wireless Ventures Transaction") and (ii) a letter of intent with a court appointed receiver to acquire rights to 11 MDS channels and filings for 20 ITFS licenses and related transmission tower leases and approvals in Auburn/Opelika, Alabama for $0.6 million.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SAME PERIOD ENDED 1995

The table below sets forth for each of the Operating Systems the later of the date of launch or acquisition by the Company and the approximate number of subscribers at June 30, 1996 and June 30, 1995.



                                                    Approximate     Approximate
                                Launch or         Subscribers at  Subscribers at
Market                       Acquisition Date        06/30/96        06/30/95
- ------                       ----------------        --------        --------

Brenham, Tx                   February 1996             857               -

Bryan/College Station, Tx     May 1995                2,899             212

Milano, Tx                    October 1995            1,659               -

Wharton , Tx                  June 1994               2,114            1518

Bunkie, La                    December 1995           1,498               -

Lafayette, La                 January 1994              697             522

Lake Charles, La              April 1994                555             608

Monroe, La                    October 1995            1,806               -

Gainesville, Fl               January 1996              986               -

Panama City, Fl               September 1995          1,751               -

Pensacola, Fl                 July 1995               2,041               -

Jeffersonville, Ga            March 1996                247               -

Tullahoma, Tn                 November 1995           1,403               -

Bucks, Al                     April 1996                454               -

Fort Walton Beach, Fl         May 1996                   70               -

Dothan, Al                    May 1996                    1               -
                                                   --------        --------

            TOTAL                                    19,038           2,860
                                                   ========        ========




Revenue Information

                             For the Six Months Ended       Approximate
                                      June 30,            Average Revenue
                             ------------------------    Per Subscriber at
                                 1996         1995         June 30, 1996
                             ------------  ----------    -----------------
Subscription Revenues:
- ----------------------
Brenham, Tx                  $   58,928    $      -             $33.69

Bryan/College Station, Tx       407,399       5,733              33.66

Milano, Tx                      290,534           -              32.34

Wharton , Tx                    375,634     331,401              34.28

Bunkie, La                      134,754           -              33.17

Lafayette, La                    85,958      56,407              23.15

Lake Charles, La                 87,483      98,454              30.66

Monroe, La                      217,750           -              30.64

Gainesville, Fl                  53,079           -              26.56

Panama City, Fl                 219,726           -              30.08

Pensacola, Fl                   285,443           -              35.88

Jeffersonville, Ga                8,488           -              32.35

Tullahoma, Tn                   126,861           -              31.36

Bucks, Al                        19,423           -              33.32

Fort Walton Beach, Fl               672           -                  -

Dothan, Al                            -           -                  -
                             ----------  ----------

            TOTAL             2,372,132     491,995
                             ==========  ==========

Revenues. Revenues consist primarily of subscription revenues which principally consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. Subscription revenues for the six months ended June 30, 1996 were $2,372,132 as compared to $491,995 for the comparable period of 1995, an increase of $1,880,134 or 382%. This increase is principally attributable to the increase in the average number of subscribers for the six months ended June 30, 1996 compared to the same period ended in 1995 as a result of the launch of 9 new systems during the remaining six months of 1995 and during the first half of 1996. In addition, the contributions of two Operating Systems from Heartland in October 1995, attributed to this increase in the average number of subscribers for the first six months of 1996.

Systems Operations Expenses. Systems operations expense includes programming costs, channel lease payments, tower site rentals, and repairs and maintenance. Programming costs and channel lease payments (with the exception of minimum payments) are variable expenses which increase as the number of subscribers increases. Systems operations expense for the six months ended June 30, 1996 was $1,266,626 as compared to $488,348 for the same period of 1995, reflecting an increase of $778,278 or 159%. This increase is attributable primarily to the increase in the number of subscribers for such period in 1996 compared to such period in 1995 as a result of the new markets launched as described above.

Selling, General and Administrative. Selling, general and administrative expenses for the six months ended June 30, 1996 were $5,812,012 compared to $1,214,856 for the same period of 1995, an increase of $4,597,156 or 378%. The Company has experienced increasing selling, general and administrative expenses as a result of its increased wireless cable activities and associated administrative costs including costs related to opening and maintaining additional offices and additional compensation expense. The increase is due primarily to increases in personnel costs, advertising and marketing expenses and other overhead expenses required to support the expansion of the Company's operations.

The Company believes such selling, general and administrative costs will not stabilize until 1998 when all Markets are expected to be launched. At that time, administrative expenses should remain constant with selling and general expense stabilizing when desired penetration rates are achieved. In order for such stabilization to occur within this time period, however, the current system launch schedule must be met and desired penetration rates must be achieved. There can be no assurance that the Company will meet the current launch schedule or that desired penetration rates will be achieved or consequently that such selling, general and administrative expenses will stabilize within this time period.

Depreciation and Amortization Expense. Depreciation and amortization expense for the six months ended June 30, 1996 was $2,262,506 versus $441,292 for the same period of 1995, an increase of $1,821,214 or 413%. This increase is due to additional amortization of channel rights from systems launched plus amortization of amounts related to systems acquired from Heartland. In addition, depreciation increased due to costs associated with the increase in subscribers and purchase of equipment for newly launched markets.

Interest Expense. Interest expense increased to $10,021,497 from $198,177 as compared to the same period ended in 1995. This increase in interest expense is due to the issuance in October of 1995 of 150,000 units (the "Units") consisting of $150,000,000 aggregate principal amounts of 13% Senior Notes due 2003.

Interest Income. Interest income of $3,863,777 consists of interest earned on the proceeds from the Offerings (as described below).

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

In order to finance the expansion of its Operating Systems and finance the launch of additional markets, in October 1995, the Company consummated its initial public offering of 3,450,000 shares of common stock, $0.01 par value (the "Common Stock") at $10.50 per share (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrent with the Common Stock Offering, the Company issued Units consisting of $150 million aggregate principal amount of Senior Notes and 450,000 warrants to purchase an equal number of shares of Common Stock at an exercise price of $11.55 per share to the initial purchasers (the "Old Unit Offering" and together with the Common Stock Offering, the "Offerings"). The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the Units into an escrow account to cover the first three years' interest payments on the Senior Notes as required by terms of the Indenture.

In August 1996, the Company issued 239,552 Units consisting of $239,252,000 Senior Discount Notes and warrants to purchase, in aggregate, 544,059 shares of the Company's common stock at an exercise price of $16.6375 per share. Net Proceeds to the Company was approximately $118.6 million.

During March 1996, the Federal Communications Commission ("FCC") completed an auction program designed to award initial licenses for MDS channels. Successful bidders will receive a blanket authorization to serve an entire Basic Trading Area ("BTA") on all MDS channels within that BTA. The Company had successful bids totaling approximately $16 million for BTA's. The Company is presently preparing applications, which were filed with the FCC on May 10, 1996, to secure these BTA's. Should no petitions be filed by other parties against the Company's BTA applications, it is expected that the grant by the FCC of these BTA authorizations will be made during the third quarter of 1996. Assuming all BTA authorizations are granted to the Company, the Company will be required to make total down payments of 20% of the $16 million bid with the remaining 80% being financed over a 10 year term. During this ten-year period, the Company will be required to make quarterly interest payments for the first two years and then quarterly principal and interest payments for the remaining term. The interest rate charged will be equal to the 10 year U.S. Treasury rate at the time of the issuance of the BTA authorization plus 2-1/2%.

On July 29, 1996, the Company consummated a merger with TruVision Wireless, Inc. (TruVision) whereby a subsidiary of the Company exchanged approximately 3.4 million shares of the Company's common stock for all of TruVision's common stock. The Company merged with and into TruVision, at which time TruVision became a wholly owned subsidiary of the Company.

Prior to the consummation of the merger, the Company committed to provide a bridge loan to TruVision of up to $15 million. This loan was to be secured by certain assets of TruVision and its subsidiaries. At June 30, 1996, the Company had funded approximately $5.7 million of this loan.

For the six months ended June 30, 1996 and 1995, the Company's capital expenditures were approximately $20.2 million and $2.5 million respectively. These expenditures primarily related to the acquisition of equipment in certain of the Company's operating markets, as well as those markets under construction or near-term launches. The Company estimates that approximately $44.4 million in capital expenditures will be required in 1996 to continue to fund growth in the Operating Systems and the systems under construction and to complete the construction and finance the addition of subscribers to 12 additional markets.

For the six months ended June 30, 1995, cash used in operating activities was $.9 million consisting primarily of a net loss of $1.7 million and offset by an increase in accounts payable and accrued expenses of $.2 million, non-cash expenses of $.14 million, other assets of $.02 million, and depreciation and amortization expenses of $.4 million. For the six months ended June 30, 1995, cash used in investing activities was $5.5 million, consisting primarily of capital expenditures and payments for licenses and organizational costs of approximately $2.5 million and $3 million respectively. These capital expenditures were principally related to the construction of new markets and certain license and organizational costs. For the six months ended June 30, 1995, cash flows provided by financing activities was $14.7 million, consisting primarily of $2.1 million in proceeds from the subscription of common stock, $13.7 million in proceeds from the issuance of preferred stock, and offset by $1.1 million in principal payments of long-term debt.

For the six months ended June 30, 1996, cash used in operating activities was $8.4 million consisting primarily of a net loss of $12.8 million and offset by an increase in accounts payable and accrued expenses of $2.2 million, a decrease in receivables and prepaids of $.002 million, an increase in deposits of $.02 million, depreciation and amortization of $2.3 million, non-cash income of $.4 million and non-cash expenses of $.3 million. For the six months ended June 30, 1996, cash used in investing activities was $27.9 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $20.2 million and $10.2 million, respectively. Proceeds from the maturities of securities of $8.4 million and an acquisition note receivable of $5.7 million. In addition, the Company made investments and purchased other assets at a cost of approximately $.2 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's operating markets, as well as those markets under construction or near term launch markets and certain license and organization costs related to those markets. For the six months ended June 30, 1996, cash flows used in financing activities was $.096 million, consisting of $.002 million from the repayments of long-term debt and $.094 million in payments for debt issue costs.

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

Subject to the limitations of the Company's indentures relating to the Old Unit Offering and the New Unit Offering, in order to accelerate its growth rate and to finance general corporate activities and the launch or build-out of additional systems, the Company may supplement its existing sources of funding with financing arrangements at the operating system level or through additional borrowings, the sale of additional debt or equity securities, including a sale to strategic investor, joint ventures or other arrangements, if such financing is available to the Company on satisfactory terms.

As a result of the Old Unit Offering, the New Unit Offering, and the possible incurrence of additional indebtedness, the Company will be required to satisfy certain debt service requirements. Following the disbursement of all of the funds in the escrow account in October 1998, a substantial portion of the Company's cash flow will be devoted to debt service on the related Senior Notes. Additionally, beginning on August 1, 2001, interest will begin to accrue on the Senior Discount Notes related to the New Unit Offering and thereafter a substantial portion of the Company's cash flow will be devoted to such debt service. The ability of the Company to make payments of principal and interest will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payment when due on the offering or other indebtedness of the Company. If the Company is unable to meet interest and principal payments in the future, it may, depending upon circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. The incurrence of additional indebtedness is restricted by the Indentures governing the Senior Notes and the Senior Discount Notes.

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

(a)  Exhibits:  See Exhibit Index on page 14

(b)  No reports on Form 8-K were filed during the periods presented.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  WIRELESS ONE, INC.



Date: August 14, 1996             /s/ Sean Reilly
                                  -------------------------------------
                                  Sean Reilly
                                  President and Chief Executive Officer



Date: August 14, 1996             /s/ Michael C. Ellis
                                  -------------------------------------
                                  Michael C. Ellis
                                  Vice President and Controller
                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX



Exhibit No.         Description of Exhibit
- -----------         ----------------------


27                  Financial Data Schedule