Form 10-Q
period 1996-09-30
WIRELESS ONE INC
filed 1996-11-14
CIK 918358

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

YES       X            NO ________



Number of shares of Common Stock outstanding as of November 11, 1996

                                16,946,697


                              INDEX

PART I. FINANCIAL INFORMATION

        Item 1.    Financial Statements                             Page No.

                   Condensed Consolidated Balance Sheets as of
                   September 30, 1996 and December 31, 1995..........     2

                   Condensed Consolidated Statements of Operations
                   for the three months ended September 30, 1996
                   and 1995, and the nine months ended September 30,
                   1996 and 1995.....................................     3

                   Condensed Consolidated Statements of Cash
                   Flows for the nine months ended September 30,
                   1996 and 1995.....................................     4

                   Notes to Condensed Consolidated Financial
                   Statements........................................     5

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...............     9

PART II.   OTHER INFORMATION

        Item 4.    Submission of Matters to a Vote of Security
                   Holders...........................................    14

        Item 6.    Exhibits and Reports on Form 8-K..................    17


Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                       WIRELESS ONE, INC.
              Condensed Consolidated Balance Sheets
                           (unaudited)

                                               September        December
                   Assets                         30,              31,
                                                 1996             1995
Current assets:
  Cash and cash equivalents                  $ 134,514,473     110,380,329
  Marketable investment securities-
    restricted                                  17,828,239      17,637,839
  Subscriber receivables, net                      915,173         143,633
  Accrued interest and other receivables           746,433         405,241
  Prepaid expenses                               1,126,364         796,389
                                             -------------   -------------
Total current assets                           155,130,682     129,363,431


Property and equipment, net                     63,769,450      14,266,755
Leased license investment, net                 153,524,511      26,724,238
Marketable investment securities -
  restricted                                    27,820,254      35,755,505
Other assets                                    13,591,993       7,689,945
                                             -------------   -------------

                                               413,836,890     213,799,874
                                             =============   =============

    Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                               4,621,970       2,356,707
  Accrued expenses                               7,823,350         862,100
  Accrued interest                               9,159,143       3,683,333
  Current maturities of long-term debt           2,761,086         376,780
                                             -------------   -------------
Total current liabilities                       24,365,549       7,278,920

Deferred income taxes                            8,145,000              -
Long-term debt                                 293,981,427     150,871,267
                                             -------------   -------------

                                               326,491,976     158,150,187
                                             -------------   -------------

Stockholders' equity:
  Preferred stock, $.01 par value,
   10,000,000 shares authorized, no
   shares issued or outstanding                         -               -
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    16,941,697 and 13,498,752 shares
    issued and outstanding in 1996 and
    1995 respectively                              169,417         134,988
  Additional paid-in capital                   120,253,507      65,631,596
  Accumulated deficit                          (33,078,010)    (10,116,897)
                                             -------------   -------------

Total stockholders' equity                      87,344,914      55,649,687
                                             -------------   -------------
                                            $  413,836,890     213,799,874
                                             =============   =============

See accompanying notes to condensed consolidated financial statements.


                       WIRELESS ONE, INC.
         Condensed Consolidated Statements of Operations
                           (unaudited)

                                         Three Months Ended              Nine Months Ended
                                             September 30,                  September 30,
                                         1996             1995           1996           1995
                                         ----             ----           ----           ----
Revenues                              $ 3,428,231        318,202       5,800,363       810,197

Operating expenses:
     System operations                  1,643,812        567,943       2,910,438     1,056,291
     Selling, general and
       administrative                   5,475,441        593,890      11,005,165     1,808,746
     Depreciation and amortization      3,387,076        233,960       5,260,167       675,252
                                       -----------    -----------    ------------   -----------

Operating loss                         (7,078,098)    (1,077,591)    (13,375,407)   (2,730,092)

Other income (expense):
     Interest expense                  (7,974,496)       (77,252)    (18,385,408)     (275,429)
     Interest income                    1,984,357        129,363       5,848,134       230,497
     Equity in losses of affiliate       (252,205)             -        (252,205)            -
     Other                                 81,219              -         148,773             -
                                       -----------    -----------    ------------   -----------
       Total other income (expense)    (6,161,125)        52,111     (12,640,706)      (44,932)
                                       -----------    -----------    ------------   -----------
Net loss before taxes                 (13,239,223)    (1,025,480)    (26,016,113)   (2,775,024)

Income tax benefit                      3,055,000              -       3,055,000             -

Net loss                             $(10,184,223)    (1,025,480)    (22,961,113)   (2,775,024)

Preferred stock dividend and
  discount accretion                            -       (421,078)              -      (786,389)
                                       -----------    -----------    ------------   -----------
Net loss applicable to common stock   (10,184,223)    (1,446,558)    (22,961,113)   (3,561,413)
                                       ===========    ===========    ============   ===========

Net loss per common share            $       (.64)          (.72)          (1.61)        (1.77)
                                       ===========    ===========    ============   ===========
Weighted average common shares
  outstanding                          15,856,421      2,013,950      14,293,278     2,013,950
                                       ===========    ===========    ============   ===========

See accompanying notes to condensed consolidated financial statements.


                       WIRELESS ONE, INC.
         Condensed Consolidated Statements of Cash Flows
                           (unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                      1996          1995
Cash flows from operating activities:

     Net loss                                    $ (22,961,113)  (2,775,024)

     Adjustments to reconcile net loss to
        net cash used in operating activities:
               Depreciation and amortization         5,260,167      675,252
               Amortization of debt discount         3,586,180      221,016
               Accretion of interest income           (624,386)           -
               Bad debt expense                        112,015            -
               Deferred income tax benefit          (3,055,000)           -
               Equity in losses of affiliates          252,205            -
               Changes in assets and liabilities:
                  Receivables                         (808,262)       4,239
                  Prepaid expenses                    (123,017)      14,347
                  Deposits                             417,059            -
                  Other assets                               -      115,649
                  Accounts payable and accrued
                    expenses                         9,386,712      964,037
                                                    ----------     --------

              Net cash used in operating
                activities                          (8,557,440)    (780,484)
                                                     ---------      --------

Cash flows from investing activities:
          Investment in affiliates                    (338,300)           -
          Capital expenditures                     (37,256,598)  (4,772,511)
          Purchase of investments and other
            assets                                  (1,709,021)           -
          Proceeds from maturities of securities     8,369,237            -
          Acquisition of leased licenses           (41,579,312)  (4,308,751)
                                                   -----------   ----------

              Net cash used in investing
                activities                         (72,513,994)  (9,081,262)
                                                   -----------   ----------
Cash flows from financing activities:
          Principal payments on long term debt     (13,013,456)  (1,496,911)
          Debt issuance costs                       (2,405,580)           -
          Proceeds from issuance of long debt
             and warrants                          120,624,614            -
          Issuance of common stock                           -    3,073,490
          Issuance of preferred stock                        -   13,557,265
                                                   -----------   ----------
              Net cash provided by financing
                activities                         105,205,578   15,133,844
                                                   -----------   ----------

              Net increase in cash and cash
                equivalents                         24,134,144    5,272,098

Cash and cash equivalents at beginning of period   110,380,329       24,481
                                                   -----------    ---------
Cash and cash equivalents at end of period      $  134,514,473    5,296,579
                                                   ===========    =========

   See accompanying notes to condensed consolidated financial statements.



                                WIRELESS ONE, INC.

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                September 30, 1996


(1) Description of Business and Summary of Significant Accounting Policies
    ----------------------------------------------------------------------

    (a) Description of Organization
        ---------------------------

        Wireless One, Inc. (the "Company") acquires, develops, owns and operates wireless cable television systems, primarily in small to mid-size markets located in the southeastern United States. The Company had systems in operation in 28 markets at September 30, 1996. In addition, the Company had 52 other markets either under construction or in development.

    (b) Consolidation Policy
        --------------------

        The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

    (c) Interim Financial Information
        -----------------------------

       The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.

    (d) Net Loss Per Common Share
        -------------------------

       Net loss per common share is based on the net loss applicable to common stock divided by the weighted average number of common shares outstanding during the period presented. Shares issuable upon exercise of stock options and warrants are anti-dilutive and have been excluded from the calculation.

        All share and per share data for the period ended September 30, 1995, including the weighted average number of common shares outstanding, have been restated for the Heartland Transaction consummated in
        October of 1995 giving retroactive effect to the exchange of approximately one share of Old Wireless One common stock for 4 shares of Wireless One, Inc. common stock. See the Company's December 31, 1995 Annual Report on Form 10-K for further description of the Heartland Transaction.

(2)  Acquisitions
     ------------

        Applied Video Acquisition - On May 15, 1996, the Company acquired 100% of the stock of Applied Video Technologies (the "Applied Video Acquisition") for a total purchase price of approximately $6.5 million in cash. The Applied Video Acquisition added wireless cable rights covering one operating system (Dothan, Alabama), one system under construction (Albany, Georgia) and one near-term launch market (Montgomery, Alabama). These three markets cover approximately 263,000 LOS households.

        TruVision Transaction - On April 25, 1996, pursuant to an Agreement and Plan of Merger among the Company, TruVision Wireless Inc. ("TruVision") and Wireless One MergerSub, Inc. (the "TruVision Transaction"), the Company agreed to acquire all of the outstanding capital stock of TruVision through the merger of a subsidiary of the Company with and into TruVision, with TruVision becoming a wholly-owned subsidiary of
        the  Company.   Upon  the consummation of the TruVision Transaction on
        July 29, 1996, the Company issued to the then TruVision shareholders 3,262,945 shares of common stock, subject to certain adjustments and escrow arrangements relating to TruVision's ownership of certain
        assets   and   the   closing   of  TruVision's   pending   acquisition
        transactions. Shares of common stock placed in escrow and not distributed to the then TruVision shareholders will be returned to the Company. The Company also paid $1.8 million in cash and issued 180,000 shares of common stock to certain affiliates of TruVision.

        The following table outlines the allocation of estimated fair market value of the net assets acquired in the transaction.

               Current Assets                1,146,604
               PPE (net)                    16,427,882
               Other Assets                  2,177,003
               Intangibles                  80,736,479
               Current Liabilities           5,838,771
               Deferred Tax Liability       11,200,000
               Debt                         12,733,528

        TruVision   acquires,  develops,  owns  and  operates  wireless  cable television systems within the southeastern United States.

        Huntsville Transaction - On August 2, 1996, the Company purchased a wireless cable system and a hard-wire cable system currently operating in Huntsville, Alabama for approximately $6.0 million in cash.

        Lawrenceburg Transaction - On August 7, 1996, the Company purchased all of the outstanding shares of Shoals Wireless, Inc., whose principal asset is a wireless cable system in the Lawrenceberg, Tennessee market for approximately $1.2 million in cash.

        Other Acquisitions - In addition, the Company has consummated the acquisition of (i) rights to 11 wireless cable channels in the Macon, Georgia Market for aggregate consideration of approximately $.6 million and (ii) rights to eight wireless cable channels in the Bowling Green, Kentucky Market for aggregate consideration of $.3 million.

        The aforementioned transactions have been accounted for as business combinations using the purchase method of accounting. The various purchase prices have been allocated to the net assets acquired on a preliminary basis based on management's estimates of fair values of assets and liabilities acquired. The majority of the purchase prices have been allocated to wireless cable channel rights and is being amortized over 20 years.

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

        Summarized below is the unaudited pro forma information for the nine months ended September 30, 1996 and 1995 as if these transactions had been consummated as of January 1, 1996 and 1995. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                                    Nine Months Ended September 30,
                                         1996           1995
                                         ----           ----
           Revenues                   10,067,213      4,025,904

           Net loss                  (26,246,292)    (4,210,903)

           Net loss per common share       (1.55)          (.77)

        Other Transactions - The Company is presently participating with a group of investors in FCC auctions for 10Mhz personal communication service (PCS) licenses. As of September 30, 1996, the company had invested approximately $1.5 million in this venture.

(3)  Long-Term Debt
     --------------

        1996 Unit Offering - In August 1996, the Company offered 239,252 units (the "Units") consisting of 239,252,000 of 13.5% senior discount notes (the "Senior Discount Notes") due in 2006 and warrants to purchase, in aggregate, 544,059 shares of the Company's common stock at an exercise price of $16.64 (the "1996 Unit Offering"). The Units netted proceeds to the Company of $118.6 million after expenses.

        The Senior Discount Notes will accrete in value until August 1, 2001, at a rate of 13.5% per annum to an aggregate principal amount of $239,252,000. Cash interest on the notes will not accrue prior to August 1, 2001. Thereafter, interest on the notes will accrue at a rate of 13.5% payable semi-annually.

        BTA Auction - During March 1996, the Federal Communications Commission ("FCC") completed an auction program (the "BTA Auction") designed to award initial licenses for MDS channels. Successful bidders received blanket authorizations to serve entire "Basic Trading Areas" or "BTAs" (as directed by Rand McNally). The Company was the winning bidder in 66 BTAs at a total cost of $30.3 million. Upon grant of the BTA authorizations during the third quarter, the Company was required to remit total down payments amounting to 20% of the $30.3 million bids with the remaining 80% being financed over a 10 year term. During this ten-year period, the Company will be required to make quarterly interest payments for the first two years and then quarterly principal and interest payments for the remaining term. The interest rate applicable to this debt is 9.5% (the 10 year U.S. Treasury rate at the time of the issuance of the BTA authorization plus 2-1/2%). At September 30, 1996, the Company had $22.9 million of indebtedness related to these BTAs.

(4)   Income Taxes
      ------------

        The Company has recorded a net deferred tax liability in conjunction with its acquisition of TruVision Wireless, Inc. in a non-taxable acquisition (see footnote 2). Accordingly, the liability principally relates to differences in the bases of the underlying assets and liabilities, and net operating loss carryforwards. For the quarter ended September 30, 1996, the Company recognized approximately $3,055,000 of deferred income tax benefit based upon its estimate of the anticipated overall effective income tax rate for the year ended December 31, 1996.

        Management estimates that its effective tax rate for the year is approximately 11.75%.

(5)   Subsequent Events
      -----------------

        Jacksonville Purchase - On October 24, 1996, the Company completed the purchase of rights to 16 wireless cable channels in the Jacksonville, North Carolina market for approximately $820,000 payable in cash upon delivery of the four channel groups.

        Chattanooga Purchase - Also on October 24, 1996, the Company completed
        the   purchase  of  rights  to  12  wireless  cable  channels  in  the
        Chattanooga, Tennessee market for $517,000 in cash.


Item 2.        Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


      Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed below. "Forward looking statements" provided by the Company pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS FOR THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THIRD QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1995.

      Management believes that period-to-period comparisons of the Company's consolidated financial results to date are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's historically high growth rate, system launches, and acquisitions during the periods presented.

Revenues. The Company's revenues consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the third quarter of 1996 were $3,428,231 as compared to $318,202 for the comparable period of 1995, an increase of $3,110,029 or 977%. Subscription revenues for the nine months ended September 30, 1996 were $5,800,363 as compared to $810,197 for the comparable period of 1995, an increase of $4,990,167 or 615%. This increase in revenues for the third quarter and nine months ended September 30, 1996 over the comparable prior-year periods was primarily due to the average number of subscribers increasing from 3,141 and 2,963 subscribers for the third quarter and nine months ended September 30, 1995 to 33,905 and 19,626 subscribers for comparable 1996 periods. This increase in the average number of subscribers is attributed to the launch of 12 new systems during the remaining three months of 1995 and during the first three quarters of 1996, the contributions of two operating systems from Heartland in October 1995, and the addition of nine operating systems from the TruVision Transaction on July 29, 1996.

                                            Subscriber Growth Per Period
                                            ----------------------------
                                   Nine Months      Nine Months      Quarter         Quarter
                                     Ended            Ended           Ended           Ended
                                  September 30,    September 30,   September 30,   September 30,
                                      1996             1995            1996            1995
                                      ----             ----            ----            ----
Beginning Subscribers                7,525            2,504          19,038           2,860

Same System Growth (Reduction)*     13,446              (45)          6,786             423

New Launch Growth                    5,165              963             312             139

Acquisition Growth                  25,098                -          25,098               -
                                   -------           ------         -------          ------
                                    51,234            3,422          51,234           3,422
                                   =======           ======         =======          ======


*  Growth from (Reductions in) systems in operation at the beginning of period.


Systems Operations Expenses. Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs, cost of program guides and channel lease payments (with the exception of minimum payments) are variable expenses which increase as the number of subscribers increases. Systems operations expense for the quarter ended September 30, 1996 was $1,643,812 (47% of revenue) as compared to $567,943 (178% of revenue) for the same period of 1995, reflecting an increase of $1,075,869 or 189%. Systems operations expense for the nine months ended September 30, 1996 was $2,910,438 (50% of revenue) as compared to $1,056,291(130% of revenue) for the same period of 1995, reflecting an increase of $1,854,147 or 175%. These increases are attributable primarily to the increase in the number of subscribers for such periods in 1996 compared to the same periods in 1995 as outlined above. As a percent of revenues, systems operations expenses have decreased as more systems mature.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended September 30, 1996 were $5,475,441 (160% of revenue) compared to $593,890 (187% of revenue) for the same period of 1995, an increase of $4,881,551 or 821%. Selling, general and administrative expenses for the nine months ended September 30, 1996 were $11,005,165 (190% of revenue) compared to $1,808,746 (223% of revenue) for the same period of 1995, an increase of $9,196,419 or 508%. The Company has experienced increasing selling, general and administrative expenses as a result of its increased wireless cable activities and associated administrative costs including costs related to opening, acquiring and maintaining additional offices and additional compensation expense. The increase is due primarily to increases in personnel costs, advertising and marketing expenses and other overhead expenses required to support the expansion of the Company's operations. As a percent of revenues, selling general and administrative expenses have decreased as more systems mature.

The Company believes such selling, general and administrative costs will not stabilize until 1998 when all Markets are expected to be launched. At that time, administrative expenses should remain constant with selling and general expense stabilizing when desired penetration rates are achieved. In order for such stabilization to occur within this time period, however, the current system launch schedule must be met and desired penetration rates must be achieved. As the foregoing constitutes a "forward looking statement", within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company acknowledges that there can be no assurance that the Company will meet the current launch schedule or that desired penetration rates will be achieved or consequently that such selling, general and administrative expenses will stabilize within this time period. The ability of the Company to meet the current launch schedule and desired penetration rates depends on a number of factors, including competition, consumer acceptance, advances in technology, changes in laws and regulations, and other factors, many of which are beyond the control of management.

Depreciation and Amortization Expense. Depreciation and amortization expense for the quarter ended September 30, 1996 was $3,387,076 versus $233,960 for the same period of 1995, an increase of $3,153,116 or 1,348%. Depreciation and amortization expense for the nine months ended September 30, 1996 was $5,260,167 versus $675,252 for the same period of 1995, an increase of $4,584,915 or 679%. The increase in depreciation expense during the periods presented was due to additional capital expenditures related to the launch of new systems and acquisitions of operating systems. In addition, amortization of leased license costs increased due to new launches and the acquisition of additional channel rights - see note 2 to condensed consolidated financial statements.

Interest Expense. Interest expense for the quarter ended September 30, 1996 was $7,974,496 versus $77,252 for the same period of 1995, an increase of $7,897,244 or 10,222%. Interest expense for the nine months ended September 30, 1996 was $18,385,408 versus $275,429 for the same period of 1995, an increase of $18,109,979 or 6,575%. This increase in interest expense is due to the issuance in October of 1995 of the 1995 Unit Offering, and the issuance of the 1996 Unit Offering in August of 1996 (as described in Liquidity and Capital Resources).

Interest Income. Interest income for the quarter ended September 30, 1996 was $1,984,357 versus $129,363 for the same period of 1995, an increase of $1,854,994 or 1,433%. Interest income for the nine months ended September 30, 1996 was $5,848,134 versus $230,497 for the same period of 1995, an increase of $5,617,637 or 2,437%. This increase in interest income is due to the temporary investment of net proceeds from the issuance of the 1995 and 1996 Unit Offerings.

Liquidity and Capital Resources

The wireless cable television business is a capital intensive business. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' premises (ii) the construction of additional transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of additional wireless cable channel rights and systems and (v) investments in and, maintenance of, vehicles and administrative offices. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets, to construct or acquire its operating systems, to commence construction of operating systems in different markets and to finance initial operating losses.

The Company estimates that a launch of a wireless cable system in a typical market (assuming an initial programming package of 12 channels) will involve the initial capital expenditure of approximately $.7 million to $.9 million for wireless cable system transmission equipment and tower construction and incremental installation costs of approximately $375 to $475 per subscriber for equipment, labor, overhead charges and direct commission. Other launch costs include the cost of securing adequate space for marketing and warehouse facilities, as well as costs related to employees. As a result of these costs, operating losses are likely to be incurred by systems during the start-up period. The Company estimates that subsequent additions of transmission equipment to enhance the channel offering of the system will approximate $.4 million, but may vary depending upon the power of the transmission equipment. As the foregoing constitute "forward looking statements" within the meaning of Section 27A of the Securities Act and 21E of the Exchange Act, the Company acknowledges that the amount of such capital expenditures and costs depend on a number of factors beyond the control of management and there can be no assurance that they will not be greater than those estimated. Any such increased costs and expenditures will likely increase operating losses.

In order to finance the expansion of its operating systems and finance the launch of additional markets, in October 1995, the Company completed its initial public offering of 3,450,000 shares of common stock, $0.01 par value at $10.50 per share (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrently, the Company issued 150,000 units (the "Units") consisting of $150 million aggregate principal amount of senior notes (the "Senior Notes") and 450,000 warrants to purchase an equal number of shares of Common Stock at an exercise price of $11.55 per share to the initial purchasers (the "1995 Unit Offering"). The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the Units into an escrow account to cover the first three years' interest payments on the Senior Notes as required by terms of the Indenture.

In August 1996, the 1996 Unit Offering (see notes to condensed consolidated financial statements) netted proceeds to the Company of $118.6 million after expenses. The proceeds will be used to fund the additional requirements necessary to carry out the business plan of the newly acquired markets from the TruVision Acquisition and to continue to fund the launch and expansions of existing markets.

Prior to the consummation of the TruVision Transaction, the Company committed to provide a bridge loan to TruVision of up to $15 million. This loan was to be secured by certain assets of TruVision and its subsidiaries. At the close of the Merger, the loan was fully funded.

For the nine months ended September 30, 1995, cash used in operating activities was $.8 million consisting primarily of a net loss of $2.8 million offset by an increase in accounts payable and accrued expenses of $1 million, non-cash expenses of $.2 million, a decrease in other assets of $.1 million, and depreciation and amortization expenses of $.7 million. For the nine months ended September 30, 1995, cash used in investing activities was $9 million, consisting primarily of capital expenditures and payments for licenses and organizational costs of approximately $4.7 million and $4.3 million respectively. These capital expenditures were principally related to the construction of new markets and certain license and organizational costs. For the nine months ended September 30, 1995, cash flows provided by financing activities was $15.1 million, consisting primarily of $3.1 million in proceeds from the subscription of common stock, $13.5 million in proceeds from the issuance of preferred stock, and offset by $1.5 million in principal payments of long-term debt.

For the nine months ended September 30, 1996, cash used in operating activities was $8.5 million consisting primarily of a net loss of $23 million offset by an increase in accounts payable and accrued expenses of $9.4 million, an increase in receivables and prepaids of $.9 million, a decrease in deposits of $.4 million, depreciation and amortization of $5.3 million, non-cash income of $3.7 million and non-cash expenses of $4 million. For the nine months ended September 30, 1996, cash used in investing activities was $72.5 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $37.2 million and $41.6 million, respectively. In addition, the Company received proceeds from the maturities of securities of $8.4 million, and made investments and purchased other assets at a cost of approximately $2.1 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's operating markets, as well as those markets under construction or near term launch markets and certain license and organization costs related to those markets. For the nine months ended September 30, 1996, cash flows provided by financing activities was $105.2 million, consisting of $120.6 million in proceeds from the issuance of long term debt, offset by $13 million in repayments of long-term debt and $2.4 million in payments for debt issue costs.

Historically, the Company has generated operating and net losses and can be expected to do so for at least the foreseeable future as it continues to develop additional operating systems. Such losses may increase as operations in additional systems are commenced or acquired. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. As the Company continues to develop systems, earnings before interest, taxes, depreciation and amortization ("EBITDA") from more mature systems is expected to be partially or completely offset by negative EBITDA from less developed systems and from development costs associated with establishing systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. Based on its current system launch schedule and targeted penetration and subscriber revenue rates, the Company believes it will reach a subscriber level in its more mature systems (those systems with positive System EBITDA) in the fourth quarter of 1997 to generate revenues sufficient to offset these operating and development costs. As the foregoing constitute "forward looking statements", within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, the Company acknowledges that there can be no assurance that the Company will meet its system launch schedule or achieve the penetration and subscriber revenue rates necessary to acquire this subscriber base or that revenues will be sufficient to offset such costs by that time. The ability of the Company to meet its system launch schedule, or achieve the desired penetration and subscriber revenue rates, depends on a number of factors, many of which are beyond the control of management, including competition, consumer acceptance, advances in technology, and changes in laws and regulation. EBITDA is a commonly used measure of performance in the wireless cable industry. However, EBITDA does not purport to represent cash provided by or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The Company made capital expenditures, exclusive of acquisitions of wireless cable systems and additions to leased license acquisition costs, of approximately $9.8 million and $3.0 million for the years ended December 31, 1995 and 1994, respectively. For the nine months ended September 30, 1996 and 1995, the Company's capital expenditures were approximately $37.2 million and $4.7 million respectively. These expenditures primarily related to the acquisition of equipment in the Company's operating markets, as well as those markets under construction or near-term launches.

The Company estimates that approximately $104 million in capital expenditures will be required over the next twelve months to continue to fund growth in the operating systems and the systems under construction and to complete the construction and finance the development of additional markets.

Based on the factors and results discussed above, the Company believes that the $135 million in unrestricted cash on hand at September 30, 1996 is sufficient to meet its expected capital needs at least over the next twelve months.

Subject to the limitations of the Company's indentures relating to the 1995 and 1996 Unit Offerings, in order to accelerate its growth rate and to finance general corporate activities and the launch or build-out of additional systems, the Company may supplement its existing sources of funding with financing arrangements at the operating system level or through additional borrowings, the sale of additional debt or equity securities, including a sale to strategic investors, joint ventures or other arrangements, if such financing is available to the Company on satisfactory terms.

As a result of the 1995 and 1996 Unit Offerings, and the possible incurrence of additional indebtedness, the Company will be required to satisfy significant debt service requirements. Following the disbursement of all of the funds in the escrow account in October 1998, a substantial portion of the Company's cash flow will be devoted to debt service on the Senior Notes. Additionally, beginning on August 1, 2001, cash interest will begin to accrue on the Senior Discount Notes related to the 1996 Unit Offering and thereafter a substantial portion of the Company's cash flow will be devoted to such debt service. The ability of the Company to make payments of principal and interest will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payment when due on the offerings or other indebtedness of the Company. If the Company is unable to meet interest and principal payments in the future, it may, depending upon circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. The incurrence of additional indebtedness is restricted by the Indentures governing the Senior Notes and the Senior Discount Notes.

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

PART II. -OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders held on July 26, 1996, the following individuals were elected to the Board of Directors.

                                              Votes      Votes
                                               For      Withheld
                                               ---      --------
      Arnold L. Chavkin                     10,518,338   31,800
      Hans J. Sternberg                     10,518,338   31,800
      David E. Webb                         10,518,338   31,800


The following proposals were approved at the Company's Annual Meeting:

                                                 Affirmative   Negative    Votes
                                                   Votes        Votes     Withheld

1. Issuance of up to 3,553,333 shares of the     10,523,438     25,700      1,000
   Company's Common Stock pursuant to the
   TruVision Transaction


2. Adoption of  Non-Employee Directors' Stock    10,176,426     62,805    310,907
   Option Plan

3. Ratify the Appointment of KPMG Peat           10,549,638        500          -
   Marwick LLP as independent auditors
   for the fiscal year ending December 31, 1996


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:  See Exhibit Index on page 17

(b) Reports on Form 8-K

    1) Date of Filing:      August 13, 1996

    2) Items Reported:    The "TruVision Transaction"  (Item 2)

    3) Financial Statements Filed (incorporated by reference to schedule 14A filed on July 13, 1996):

         a) TruVision Wireless, Inc.

            1.   Balance Sheets
                 --------------
                 December 31, 1994
                 December 31, 1995
                 December 31, 1996

            2. Statement of Operations and Cash Flows and Changes in Stockholder's Equity
                 -----------------------
                 Inception to December 31, 1994
                 Year Ended December 31, 1995
                 Three Months Ended March 31, 1996
                 Three Months Ended March 31, 1995

         b) Mississippi Wireless TV L.P.

            1.   Statement of Operations and Partners Capital
                 --------------------------------------------
                 Inception to December 31, 1994
                 January 1, 1994 to August 24, 1994

         c) Madison & Beasley Communications

            1.   Balance Sheets
                 --------------
                 December 31, 1994
                 December 31, 1995
                 December 31, 1996

            2.   Statement of Operations and Accumulated Deficit and Cash Flows
                 --------------------------------------------------------------
                 Year Ended December 31. 1993
                 Year Ended December 31, 1994
                 Year Ended December 31, 1995
                 Three Months Ended March 31, 1995
                 Three Months Ended March 31, 1996

         d) BarTel, Inc.

            1.   Balance Sheet
                 -------------
                 December 31, 1995

            2.   Statement of Income, Retained Earnings, and Cash Flows
                 ------------------------------------------------------
                 Twelve Months Ended December 31, 1995

         e) Unaudited Proforma Condensed Financial Information

            1.   Combined Balance Sheets
                 -----------------------
                 March 31, 1996

            2.   Combined Statement of Operations
                 --------------------------------
                 Twelve Months Ended December 31, 1995
                 Three Months Ended March 31, 1996


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WIRELESS ONE, INC.

Date:       November 14, 1996             \s\  Sean Reilly
                                          ---------------------------
                                          Sean Reilly
                                          President and Chief Executive Officer


Date:      November 14, 1996              \s\  Michael C. Ellis
                                          ---------------------------
                                          Michael C. Ellis
                                          Vice President and Controller
                                          (Principal Financial and
                                          Accounting Officer)


                          EXHIBIT INDEX

Exhibit No.                  Description                        Page No.
No.

3.1(i) Amended and Restated Certificate of Incorporation of the Registrant(2)

3.1(ii)    Bylaws of the Registrant(2)

4.1        Indenture between the Registrant and United States
           Trust Company of New York, as Trustee, dated
           October 24, 1995(3)

4.2        Warrant Agreement between the Registrant and United
           States Trust Company of New York, as Warrant Agent, dated October 24, 1995(3)

4.3        Escrow and Disbursement Agreement between the
           Registrant and Bankers Trust Corporation, Escrow
           Agent, dated October 24, 1995(3)

4.4        Supplemental Indenture between the Registrant and
           United States Trust Company of New York, as Trustee, dated July 26, 1996(4)

4.5        Indenture between the Registrant and United States
           Trust Company of New York as Trustee, dated August
           12, 1996(4)

4.6        Warrant Agreement between the Registrant and United
           States Trust Company of New York, as Warrant Agent, dated August 12,1996(4)

4.7        Unit Agreement between the Registrant and United
           States Trust Company of New York, as Unit Agent, dated August 12,1996(4)

10.1       1996 Director's Stock Option Plan of the Registrant(4)

10.2 Amended and Restated Registration Rights Agreement among the Registrant, Heartland and certain stockholders dated July 29, 1996(4)

10.3 Amended and Restated Stockholders Agreement among the Registrant, and certain stockholders dated
           July 29, 1996(4)

10.4 Form of Employment Agreement between the Registrant and certain executive officers(1)*

10.5       Acquisition and Market Escrow Agreement among the
           Registrant, TruVision and Wireless One Merger Sub,
           Inc., dated July 29, 1996(1)

10.6       Amendment to Amended and Restated Stockholders
           Agreement among the Registrant, and certain stockholders dated as of September 17, 1996(5)


11.1         Statement re computation of per share earnings (6)

27.1       Financial Data Schedule (6)
______________________

     (1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 333-05109 ) as declared effective by the Commission on August 7, 1996

     (2) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 33-94942) as declared effective by the Commission on October 18, 1995.

     (3) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

     (4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Registration Number 333-12449) as declared effective on October 18, 1996.

     (5) Incorporated herein by reference to the Registrant's Post-Effective Amendment No. 1 to Form S-1 on Form S-3 (Registration Number 333-12449) as declared effective on October 21, 1996.

     (6)  Filed herewith.

      *   Management contract or compensatory plan or arrangement.