Form 10-Q/A
period 1996-06-30
WIRELESS ONE INC
filed 1996-12-06
CIK 918358

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q/A

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

YES       X            NO ________



Number of shares of Common Stock outstanding as of November 25, 1996

                                16,946,697



                                   INDEX


PART I.  FINANCIAL INFORMATION

    Item 1.    Financial Statements                               Page No.

               Condensed Consolidated Balance Sheets as of June
               30, 1996 and December 31, 1995...........................2

               Condensed Consolidated Statements of Operations for
               the three months ended June 30, 1996 and 1995, and
               the six months ended June 30, 1996 and 1995 .............3

               Condensed Consolidated Statements of Cash Flows for
               the six months ended June 30, 1996 and 1995..............4

               Notes to Condensed Consolidated Financial Statements.....5

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................8

PART II. OTHER INFORMATION

    Item 6.    Exhibits and Reports on Form 8-K........................14



Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                            WIRELESS ONE, INC.
                   Condensed Consolidated Balance Sheets
                                (unaudited)


                 Assets                         June 30,      December 31,
                                                 1996             1995
                                                 ----             ----
Current assets:
  Cash and cash equivalents                 $   73,877,954    110,380,329
  Marketable investment securities-
    restricted                                  17,670,036     17,637,839
  Subscriber receivables, net                      295,021        143,633
  Accrued interest and other receivables           353,440        405,241
  Prepaid expenses                                 671,335        796,389
                                              ------------   ------------
Total current assets                            92,867,786    129,363,431

Property and equipment, net                     33,066,456     14,266,755
Leased license investment, net                  36,454,732     26,724,238
Marketable investment securities -
  restricted                                    27,801,368     35,755,505
Note receivable                                  5,722,482              -
Other assets                                     7,627,582      7,689,945
                                              ------------   ------------

   Liabilities and Stockholders' Equity        203,540,406    213,799,874
                                              ============   ============

Current Liabilities:
  Accounts payable                               3,788,385      2,356,707
  Accrued expenses                               1,199,426        862,100
  Accrued interest                               4,170,833      3,683,333
  Current maturities of long-term debt             392,105        376,780
                                              ------------   ------------
Total current liabilities                        9,550,749      7,278,920

Long-term debt                                 151,116,860    150,871,267
                                              ------------   ------------

                                               160,667,609    158,150,187
                                              ------------   ------------
Stockholders' equity:
  Preferred stock, $.01 par value,
    10,000,000 shares authorized,
    no shares issued or outstanding                      -              -
  Common stock, $0.01 par value,
    50,000,000 shares authorized,
    and 13,498,752 shares issued
    and outstanding                                134,988       134, 988
  Additional paid-in capital                    65,631,596     65,631,596
  Accumulated deficit                          (22,893,787)   (10,116,897)
                                              ------------   ------------
Total stockholders' equity                      42,872,797     55,649,687
                                              ------------   ------------
                                            $  203,540,406    213,799,874
                                              ============   ============

  See accompanying notes to condensed consolidated financial statements.

                            WIRELESS ONE, INC.
              Condensed Consolidated Statements of Operations
                                (unaudited)

                                    Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                    1996          1995         1996         1995
                                    ----          ----         ----         ----
Revenues                          1,431,355      253,170     2,372,132      491,995
                                 ----------   ----------   -----------   ----------
Operating expenses:
  System operations                 710,684      318,367     1,266,626      488,348
  Selling, general and
    administrative                2,892,171      753,727     5,529,724    1,214,856
  Depreciation and
    amortization                  1,298,501      241,773     2,262,506      441,292
                                 ----------   ----------   -----------   ----------
                                  4,901,356    1,313,867     9,058,856    2,144,496
                                 ----------   ----------   -----------   ----------

Operating loss                   (3,470,001)  (1,060,697)   (6,686,724)  (1,652,501)
                                 ----------   ----------   -----------   ----------
Other income (expense):
  Interest expense               (5,011,604)     (84,087)  (10,021,497)    (198,177)
  Interest income                 1,737,417            -     3,863,777            -
  Other                              47,130       98,533        67,554      101,134
                                 ----------   ----------   -----------   ----------
    Total other income
      (expense)                  (3,227,057)      14,446    (6,090,166)     (97,043)
                                 ----------   ----------   -----------   ----------

Net loss                       $ (6,697,058)  (1,046,251)  (12,776,890)  (1,749,544)

Preferred stock dividend
  and discount accretion                  -      365,311             -      365,311
                                 ----------   ----------   -----------   ----------
Net Loss applicable to
  common stock                   (6,697,058)  (1,411,562)  (12,776,890)  (2,114,855)
                                 ==========   ==========   ===========   ==========

Net loss per common share      $       (.50)        (.70)         (.95)       (1.05)
                                 ==========   ==========   ===========   ==========
Weighted average common
  shares outstanding             13,498,752    2,013,950    13,498,752    2,013,950
                                 ==========   ==========   ===========   ==========

See accompanying notes to condensed consolidated financial statements.

                            WIRELESS ONE, INC.
              Condensed Consolidated Statements of Cash Flows
                                (unaudited)

                                               Six Months ended
                                                   June 30,
                                               1996        1995
Cash flows from operating activities:

  Net loss                                       $ (12,776,890)   (1,749,544)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
      Depreciation and Amortization                  2,262,506       441,292
      Amortization of Debt Discount                    263,598       147,344
      Accretion of interest income                    (447,297)            -
      Bad debt expense                                  23,694             -
      Changes in Assets and Liabilities:
        Receivables                                   (123,281)        4,720
        Prepaid expenses                               125,054          (237)
        Deposits                                       (23,711)            -
        Other assets                                         -        24,057
        Accounts payable and accrued expenses        2,256,504       216,465
                                                 -------------   -----------
        Net cash used in operating activities       (8,439,823)     (915,903)
                                                 -------------   -----------

Cash flows from investing activities:
  Capital expenditures                             (20,192,427)   (2,480,582)
  Purchase of Investments and other assets            (209,021)            -
  Proceeds from maturities of securities             8,369,237             -
  Issuance of note receivable                       (5,722,482)            -
  Acquisition of leased licenses                   (10,210,874)   (2,973,172)
                                                 -------------   -----------
      Net cash used in investing activities        (27,965,567)   (5,453,754)
                                                 -------------   -----------
Cash flows from financing activities:
  Principal payments on long term debt                  (2,680)   (1,159,580)
  Debt issuance costs                                  (94,305)            -
  Issuance of common stock                                   -     2,155,243
  Issuance of preferred stock                                -    13,738,565
                                                 -------------   -----------
      Net cash provided by (used in)
        financing activities                           (96,985)   14,734,228
                                                 -------------   -----------
      Net increase (decrease) in cash              (36,502,375)    8,364,571

Cash at beginning of period                        110,380,329        24,481
                                                 -------------   -----------

Cash at end of period                            $  73,877,954     8,389,052
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

(2)  Acquisitions


       Applied Video Acquisition - On May 15, 1995, the Company acquired 100% of the stock of Applied Video Technologies (the "Applied Video Acquisition") for a total purchase price of approximately $6.5 million in cash. The Applied Video Acquisition added wireless cable rights covering one Operating System (Dothan, Alabama), one System Under Construction (Albany, Georgia) and one Near-Term Launch Market
       (Montgomery, Alabama).   These   three  Markets  cover  approximately
       263,000  LOS households.

        Other Acquisitions - In addition, the Company has consummated the acquisition of (i) rights to 11 wireless cable channels in the Macon, Georgia Market for aggregate consideration of approximately $.6 million and (ii) rights to eight wireless cable channels in the Bowling Green, Kentucky Market for aggregate consideration of $.03 million.


(3)  Subsequent Events


        TruVision Transaction - On July 29, 1996, the Company consummated a merger with TruVision Wireless, Inc. ("TruVision") whereby a subsidiary of the Company exchanged approximately 3.4 million shares of the Company's common stock for all of TruVision's common stock. The Company merged with and into TruVision, at which time TruVision became a wholly owned subsidiary of the Company.

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

        Units Offering - On August 12, 1996, the Company completed issuance of 239,252 Units consisting of $239,252,000 of 13.5% Senior Discount Notes due in 2006 (the "New Unit Offering") and warrants to purchase, in aggregate, 544,059 shares of the Company's common stock.

        Other Transactions - The Company is presently participating with a group of investors in FCC auctions for 10Mhz personal communication service (PCS) licenses. On August 9, 1996, the Company invested approximately $1.5 million in this venture.

        The Company has also entered into several agreements with holders of wireless cable channel rights, including (i) a letter of intent with Wireless Ventures, L.L.C. ("Wireless Ventures") to acquire a fifty percent interest in Wireless Ventures, which holds BTA authorizations in certain markets in Georgia for approximately $1.0 million in cash ("Wireless Ventures Transaction") and (ii) a letter of intent with a court appointed receiver to acquire rights to 11 MDS channels and filings for 20 ITFS licenses and related transmission tower leases and approvals in Auburn/Opelika, Alabama for $.6 million.


Item 2.        Management's Discussion and Analysis of Financial Condition
                          and Results of Operations


Three and Six Months Ended June 30, 1996 Compared to the Same Periods Ended
  June 30, 1995

The table below sets forth for each of the Operating Systems the later of the date of launch or acquisition by the Company and the approximate number of subscribers at June 30, 1996 and June 30, 1995.


                               Launch or     Approximate    Approximate
                              Acquisition    Subscribers    Subscribers
Market                            Date       at 06/30/96    at 06/30/95
------                        -----------    -----------    -----------
Brenham, Tx                    February 1996       857            -

Bryan/College Station, Tx      May 1995          2,899          212

Milano, Tx                     October 1995      1,659            -

Wharton , Tx                   June 1994         2,114        1,518

Bunkie, La                     December 1995     1,498            -

Lafayette, La                  January 1994        697          522

Lake Charles, La               April 1994          555          608

Monroe, La                     October 1995      1,806            -

Gainesville, Fl                January 1996        986            -

Panama City, Fl                September 1995    1,751            -

Pensacola, Fl                  July 1995         2,041            -

Jeffersonville, Ga             March 1996          247            -

Tullahoma, Tn                  November 1995     1,403            -

Bucks, Al                      April 1996          454            -

Fort Walton Beach, Fl          May 1996             70            -

Dothan, Al                     May 1996              1            -
                                                ------       ------
              Total                             19,038        2,860
                                                ======       ======


Revenue Information
                          For the Three             For the Six       Recurring
                          Months Ended              Months Ended       Average
                             June 30,                 June 30,       Revenue Per
                                                                      Subscriber
                        1996        1995          1996       1995     June 1996
                        ----        ----          ----       ----     ---------
Subscription Revenues:

Brenham, Tx         $   50,402  $        -     $   58,928  $      -    $33.69

Bryan/College          235,508       5,733        407,399     5,733     33.66
Station, Tx

Milano, Tx             149,956           -        290,534         -     32.34

Wharton , Tx           196,646     164,339        375,634   331,401     34.28

Bunkie, La             100,068           -        134,754         -     33.17

Lafayette, La           44,751      32,932         85,958    56,407     23.15

Lake Charles, La        45,075      50,166         87,483    98,454     30.66

Monroe, La             127,889           -        217,750         -     30.64

Gainesville, Fl         47,070           -         53,079         -     26.56

Panama City, Fl        137,267           -        219,726         -     30.08

Pensacola, Fl          175,164           -        285,443         -     35.88

Jeffersonville, Ga       8,488           -          8,488         -     32.35

Tullahoma, Tn           92,976           -        126,861         -     31.36

Bucks, Al               19,423           -         19,423         -     33.32

Fort Walton Beach,         672           -            672         -         -

Dothan, Al                   -           -              -         -         -
                    ----------  ----------     ----------  --------   -------
    Total           $1,431,355  $  253,170     $2,372,132  $491,995         -
                    ==========  ==========     ==========  ========   =======

Revenues.   Revenues  consist  primarily   of   subscription   revenues  which
principally consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the quarter ended June 30, 1996 were $1,431,355 as compared to $253,170 for the comparable period of 1995, an increase of $1,178,185 or 465%. Subscription revenues for the six months ended June 30, 1996 were $2,372,132 as compared to $491,995 for the comparable period of 1995, an increase of $1,880,137 or 382%. This increase is principally attributable to the increases in the average number of subscribers for the three months and six months ended June 30, 1996, as compared to the same periods ended June 30, 1995, which resulted from the launch of 9 new systems during the remaining six months of 1995 and during the first six months of 1996. In addition, the contributions of two Operating Systems from Heartland in October 1995, attributed to the increase in the average number of subscribers for the three months and six months ended June 30, 1996.

Systems Operations Expenses. Systems operations expense includes programming costs, channel lease payments, tower site rentals, and repairs and maintenance. Programming costs and channel lease payments (with the exception of minimum payments) are variable expenses which increase as the number of subscribers increase. Systems operations expense for the quarter ended June 30, 1996 was $710,684 as compared to $318,367 for the same period of 1995, reflecting an increase of $392,317 or 123%. Systems operations expense for the six months ended June 30, 1996 was $1,266,626 as compared to $488,348 for the same period of 1995, reflecting an increase of $778,278 or 159%. These increases are attributable primarily to the increases in the number of subscribers for such periods in 1996 compared to such periods in 1995 as a result of the new markets launched and acquired as described above.

Selling, General and Administrative. Selling, general and administrative expenses for the quarter ended June 30, 1996 were $2,892,171 compared to $753,727 for the same period of 1995, an increase of $2,138,444 or 283%. Selling, general and administrative expenses for the six months ended June 30, 1996 were $5,529,724 compared to $1,214,856 for the same period of 1995, an increase of $4,314,868 or 355%. The Company has experienced increasing selling, general and administrative expenses as a result of its increased wireless cable activities and associated administrative costs including costs related to opening and maintaining additional offices and additional compensation expense. The increase is due primarily to increases in personnel costs, advertising and marketing expenses and other overhead expenses required to support the expansion of the Company's operations.

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

Depreciation and Amortization Expense. Depreciation and amortization expense for the quarter ended June 30, 1996 was $1,298,501 versus $241,773 for the same period of 1995, an increase of $1,056,728 or 437%. Depreciation and amortization expense for the six months ended June 30, 1996 was $2,262,506 versus $441,292 for the same period of 1995, an increase of $1,821,214 or 413%. These increases are due to additional amortization of channel rights from systems launched plus amortization of amounts related to systems acquired from Heartland. In addition, depreciation expense increased due to costs associated with the increase in subscribers and purchase of equipment for newly launched markets.

Interest Expense. Interest expense for the quarter ended June 30, 1996 was $5,011,604 versus $84,087 for the same period of 1995, an increase of $4,927,517 or 5,860%. Interest expense for the six months ended June 30, 1996 was $10,021,497 versus $198,177 for the same period of 1995, an increase of $9,823,320 or 4,956%. These increases in interest expense are due to the issuance in October of 1995 of 150,000 units (the "Units") consisting of $150,000,000 aggregate principal amounts of 13% Senior Notes due 2003.

Interest Income. Interest income of $1,737,417 for the quarter ended June 30, 1996 and $3,863,777 for the six months ended June 30, 1996 consists of interest earned on the proceeds from the Offering in October of 1995 (as described in liquidity and capital resources).

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

In order to finance the expansion of its Operating Systems and finance the launch of additional markets, in October 1995, the Company consummated its initial public offering of 3,450,000 shares of common stock, $.01 par value (the "Common Stock") at $10.50 per share (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrent with the Common Stock Offering, the Company issued Units consisting of $150 million aggregate principal amount of Senior Notes and 450,000 warrants to purchase an equal number of shares of Common Stock at an exercise price of $11.55 per share to the initial purchasers (the "Old Unit Offering" and together with the Common Stock Offering, the "Offerings"). The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the Units into an escrow account to cover the first three years' interest payments on the Senior Notes as required by terms of the Indenture.

In August 1996, the Company issued 239,252 Units consisting of $239,252,000 Senior Discount Notes and warrants to purchase, in aggregate, 544,059 shares of the Company's common stock at an exercise price of $16.6375 per share. Net proceeds to the Company were approximately $118.6 Million.

During March 1996, the Federal Communications Commission ("FCC") completed an auction program designed to award initial licenses for MDS channels. Successful bidders will receive a blanket authorization to serve an entire Basic Trading Area ("BTA") on all MDS channels within that BTA. The Company had successful bids totaling approximately $16 million for BTAs. The Company is presently preparing applications, which were filed with the FCC on May 10, 1996, to secure these BTAs. Should no petitions be filed by other parties against the Company's BTA applications, it is expected that the grant by the FCC of these BTA authorizations will be made during the third quarter of 1996. Assuming all BTA authorizations are granted to the Company, the Company will be required to make total down payments of 20% of the $16 million bid with the remaining 80% being financed over a 10 year term. During this ten-year period, the Company will be required to make quarterly interest payments for the first two years and then quarterly principal and interest payments for the remaining term. The interest rate charged will be equal to the 10 year U.S. Treasury rate at the time of the issuance of the BTA authorization plus 2-1/2%.

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

PART II. -OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(c) Exhibits
    None.

(d) No reports on Form 8-K were filed during the periods presented.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          WIRELESS ONE, INC.



Date: November 27, 1996                    \s\  Sean Reilly
                                          -----------------------------------
                                          Sean Reilly
                                          Chief Executive Officer



Date: November 27, 1996                    \s\  Michael C. Ellis
                                          -----------------------------------
                                          Michael C. Ellis
                                          Vice President, Controller
                                            and Secretary
                                          (Principal Accounting Officer)