Form 10-K
period 1996-12-31
WIRELESS ONE INC
filed 1997-03-31
CIK 918358

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                                 Form 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 0-26836

                            WIRELESS ONE, INC.
           (Exact name of registrant as specified in its charter)

          Delaware                                     72-1300837
       (State or other                              (I.R.S. Employer
 jurisdiction of incorporation                     Identification No.)
       or organization)

            11301 Industriplex Boulevard, Suite 4
            Baton Rouge, Louisiana                      70809-4115
       (Address of principal executive offices)         (Zip Code)

                                (504) 293-5000
                        (Registrant's telephone number,
                             including area code)

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.01 par value per share
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at March 21, 1997 was approximately $28.1 million.

      The number of shares of the registrant's common stock, $0.01 par value per share, outstanding at March 21, 1997 was 16,946,697.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement for its 1997 Annual Meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.


                           WIRELESS ONE, INC.

                  ANNUAL REPORT ON FORM 10-K FOR THE
                 FISCAL YEAR ENDED DECEMBER 31, 1996


                          TABLE OF CONTENTS

                                                                      Page
PART I                                                                ----

    Item 1.   Business...................................................1
    Item 2.   Properties................................................21
    Item 3.   Legal Proceedings.........................................21
    Item 4.   Submission of Matters to a Vote of Security-Holders.......21
    Item 4A.  Executive Officers of the Registrant......................22

PART II

    Item 5.  Market for Registrant's Common Equity and Related Matters..23
    Item 6.  Selected Financial Data....................................24
    Item 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation.......................26
    Item 8.  Financial Statements and Supplementary Data................31
    Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure......................31

PART III

    Item 10.  Directors and Executive Officers of the Registrant........31
    Item 11.  Executive Compensation....................................31
    Item 12.  Security Ownership of Certain Beneficial Owners and
                Management..............................................32
    Item 13.  Certain Relationships and Related Transactions............32

PART IV

    Item 14.  Exhibits, Financial  Statement  Schedules and Reports on
                Form 8-K................................................32

Financial Statements...................................................F-1

Financial Statement Schedule..........................................F-22

Signatures.............................................................S-1

Exhibit Index..........................................................E-1


                                PART I

Item 1.   Business

Overview

      Wireless One, Inc. (the "Company") acquires, develops, owns and operates wireless cable television systems, primarily in small to mid-size markets in the southeastern United States. Wireless cable programming is transmitted via microwave frequencies from a transmission facility to a small receiving antenna at each subscriber's location, which generally requires an unobstructed line-of-sight ("LOS") from the transmission facility to the subscriber's receiving antenna. The Company targets markets with a significant number of households that can be served by LOS transmissions and that are unpassed by traditional hard-wire cable. The Company estimates that approximately 25% of the LOS households in its Markets (as hereinafter defined) are unpassed by traditional hard-wire cable. The Company's 83 Markets (including 13 held by a limited liability company of which the Company owns 50%) are located in Texas, Louisiana, Mississippi, Tennessee, Kentucky, Alabama, Georgia, Arkansas, North Carolina, South Carolina and Florida and represent approximately 11.0 million households (including households in Markets held through such limited liability company). The Company believes that approximately
8.1 million of these households (2.0 million of which are in Markets held through such limited liability company) can be served by LOS transmissions.

      Many of the households in the Company's Markets, particularly in rural areas, also have limited access to local off-air VHF/UHF programming from ABC, NBC, CBS and Fox affiliates, and typically do not have access to subscription television service except via satellite television operators, whose equipment and subscription fees generally are more costly than those of wireless cable, and which are unable to retransmit local off-air channels. In many of the Company's rural Markets, the Company believes a significant number of the households that are passed by cable are served by cable operators with lower quality service and limited reception and channel lineups than the Company's services. As a result, the Company believes that its wireless cable television service is an attractive alternative to existing television choices for both passed and unpassed households in many of its Markets.

      At December 31, 1996, the Company's Markets included 32 markets in which the Company has systems in operation ("Operating Systems") and 38 markets ("Future Launch Markets," and together with the Operating Systems, the "Markets") in which the Company has aggregated either sufficient wireless cable channel rights to commence construction of a system or leases with or options from applicants for channel licenses that the Company expects to be granted by the Federal Communications Commission (the "FCC"). In addition, the Company owns a 50% interest in a limited liability company which holds channel rights to serve 13 markets in North Carolina, all of which are Future Launch Markets. Through increases in the number of subscribers in its Operating Systems, the addition of eight Operating Systems through its merger with Truvision Wireless, Inc. ("TruVision") and new system launches, the Company was able to increase its aggregate number of subscribers from 7,525 at December 31, 1995 to 69,825 at December 31, 1996, representing a penetration rate of 2.6% of the LOS households in the Operating Systems at December 31, 1996.

Recent Developments

      TruVision Transaction - In July 1996, the Company merged with TruVision in exchange for approximately 3.4 million shares of the Company's common stock (the "TruVision Transaction"). At the time of the Merger, TruVision (i) had Operating Systems located in Jackson, Natchez, Oxford and the Gulf Coast and Delta regions of Mississippi and Demoplois, Alabama (ii) held wireless cable channel rights in other areas of Mississippi, for Memphis and Flippin, Tennessee and for Gadsden and Tuscaloosa, Alabama and (iii) had acquisition transactions pending in a number of additional Markets, including Lawrenceburg, Jackson and Chattanooga, Tennessee, Hot Springs, Arkansas, Huntsville, Alabama, and Jacksonville, North Carolina. See "-Other Acquisitions" and "-Pending Acquisitions." As of December 31, 1996, Markets acquired as part of the TruVision Transaction included approximately
2.0 million LOS households and 31,639 subscribers. Unless the context otherwise requires, references herein to the "Company" include (i) Wireless One, Inc. and its direct and indirect subsidiaries and (ii) TruVision and its direct and indirect subsidiaries.

      Applied Video Acquisition - In May 1996, the Company acquired Applied Video Technologies, Inc. ("Applied Video") for a total purchase price of approximately $6.5 million. The acquisition of Applied Video added one Operating System (Dothan, Alabama) and two Future Launch Markets (Albany, Georgia and Montgomery, Alabama). These three Markets consist of approximately 263,100 LOS households. The Albany, Georgia System was launched in September 1996. Operations in the Albany, Georgia System together with the Dothan, Alabama system, as of December 31, 1996, accounted for 1,343 subscribers.

      Other Acquisitions - In 1996, the Company also acquired (i) Shoals Wireless, Inc., whose principal asset was an Operating System in the Lawrenceburg, Tennessee Market, for approximately $1.2 million (the "Shoals Purchase"), (ii) an Operating System and hard-wire cable system in the Huntsville, Alabama Market (the "Madison Purchase") for approximately $6 million, (iii) rights to 11 wireless cable channels in the Macon, Georgia Market for approximately $600,000, (iv) rights to eight wireless cable channels in the Bowling Green, Kentucky Market for $300,000, (v) rights to 16 wireless cable channels in the Jacksonville, North Carolina Market for approximately $820,000 ($800,00 of which is being withheld pending grants of licenses) and 12 wireless cable channels in the Chattanooga, Tennessee Market for $517,000 and (vi) rights to 11 MDS channels and filings for 20 ITFS licenses (both as hereafter defined) and related transmission tower leases and approvals in Auburn/Opelika, Alabama for $600,000.

      Pending  Acquisitions    -   The  Company  has  entered  into  a
definitive agreement with SkyView Wireless Cable, Inc. to acquire rights to 22 wireless cable channels and a substantially completed transmission facility in the Jackson, Tennessee Market for approximately $2.7 million and to acquire rights to 20 wireless cable channels in the Hot Springs, Arkansas Market for approximately $1.5 million. The Company also has a pending agreement with Wireless Ventures, L.L.C. ("Wireless Ventures") to acquire a fifty percent interest in Wireless Ventures, which holds BTA (as hereinafter defined) authorizations in certain markets in Georgia for approximately $1.0 million.

      BTA Auction - In March 1996, the Company, TruVision, Applied Video and Wireless One of North Carolina, LLC ("WONC") participated in an auction (the "BTA Auction") conducted by the FCC for the exclusive right to apply for available Multipoint Distribution Services ("MDS") commercial channels in certain designated Basic Trading Areas ("BTAs"), subject to compliance with the FCC's interference standards and other rules. The Company, TruVision, Applied Video and WONC were the winning bidders for FCC authorizations in 72 BTA markets (the "BTA Markets"), and such authorizations, which primarily will increase, upon FCC approval, the number of expected channels in the Company's Markets where BTAs are held, are reflected in the information set forth herein. Subsequent to the BTA Auction and consistent with FCC rules, the Company filed applications for authorizations in each BTA Market. Approximately 95% of these authorizations have been granted by the FCC. The winning bids of the Company, TruVision and Applied Video in the BTA Auction aggregated approximately $30.3 million (net of a small business bidding credit), 80% of which was financed through indebtedness provided to the Company by the United States government.

      The FCC plans to auction off additional spectrum in the 2.3 GHz band. Management is evaluating the potential use of this spectrum and its participation in the upcoming auction.

Business Strategy

      The Company's primary business objective is to develop wireless cable television systems in markets in which the Company believes it can achieve positive System EBITDA (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations") upon achieving 2,500 to 3,000 subscribers. The Company intends to accomplish this business objective through implementation of the following operating strategies.

      Rural market focus - The Company generally obtains wireless cable channel rights and locates operations in geographic clusters of small to mid-size markets that have a significant number of households not currently passed by traditional hard-wire cable. The Company believes that such markets have less competition from alternative forms of entertainment and are characterized by a relatively high number of "value conscious" consumers, and that the Company's low-priced service is the most economical subscription television alternative for many consumers in such markets. Furthermore, the Company believes that its Markets typically have a stable base of subscribers, which has allowed the Company to maintain an average turnover or "churn" rate below 2.5% per month for the year ended December 31, 1996. Lower churn rates result in reduced installation and marketing expenses.

      Contiguous geographic cluster - The Company believes that through its large contiguous geographic cluster it is able to achieve significant cost savings through centralization of operations. The Company further believes that its contiguous cluster simplifies its market launch program by facilitating the movement of skilled personnel from one launch market to another. The Company also believes that a contiguous cluster is more attractive to regional advertisers and offers greater opportunities for telecommunications and other sources of revenue.

      Low cost structure - Wireless cable systems typically cost significantly less to build and operate than traditional hard-wire cable systems because, unlike traditional hard-wire cable systems, they do not require an extensive network of coaxial or fiber optic cable, amplifiers and related equipment (the "Cable Plant") for the transmission of programming. Once the Company constructs a headend for a system, the Company estimates that each additional subscriber will require a capital expenditure of approximately $375 to $500, consisting of, on average, $240 to $300 of equipment and $135 to $200 of installation labor and overhead charges. The Company also believes that its cost structure compares favorably with that of direct broadcast satellite ("DBS") operators, which must incur the fixed cost of a satellite and the variable cost of subscriber receive site equipment, which is typically twice the cost of the Company's receive site equipment.

      Focused operating strategy - The Company attempts to manage subscriber growth in order to make the most efficient use of its assets, assure customer satisfaction and minimize its churn rate. Within a Market, the Company initially targets selected geographic sub-markets characterized by a significant number of households that are unpassed by cable or are served by smaller independent hard-wire cable operators and focuses marketing on such sub-markets so that subscribers generally wait no more than ten days from initial inquiry to commencement of service. The Company seeks to maintain high levels of customer satisfaction in installation, maintenance and customer service. To minimize churn, the Company charges an up-front installation fee, utilizes prequalified customer lists and performs credit checks on potential subscribers that are not prequalified. In addition, the Company has a customer retention program focused on resolving customer complaints and identifying potential non-pays in a timely manner.

Subscription Television Industry

      The subscription television industry began in the late 1940s to serve the needs of residents of predominantly rural areas having limited access to local off-air VHF/UHF channels. The industry subsequently expanded to metropolitan areas because, among other reasons, its systems were able to offer better reception and more programming than local off-air VHF/UHF channels. Currently, subscription television systems typically offer a variety of services including basic service, enhanced basic service, premium service and, in some instances, pay-per-view service.

      Typically, subscription television providers charge customers an installation fee plus a fixed monthly fee for basic service. The monthly fee for basic service is based on the number of channels provided, operating and capital costs of the provider and competition within the market, among other factors. Subscribers who purchase enhanced basic service or premium services usually are charged additional monthly fees corresponding thereto. Monthly fees for basic, enhanced basic and premium services constitute the major source of revenue for subscription television providers. Converter rentals, remote control rentals, installation charges and reconnect charges also comprise a portion of a subscription television provider's revenues, but generally do not comprise a major component of revenues.

Traditional Hard-Wire Cable Technology

      Most subscription television systems are hard-wire cable systems which currently use coaxial cable to transmit television signals, although many have upgraded or are considering upgrading to fiber optic cable which provides greater channel capacity than coaxial cable. Traditional hard-wire systems have headends which receive signals for programming services, which signals have been transmitted to the headend by local broadcast or satellite transmissions. A headend consists of signal reception, decryption, retransmission, encoding and related equipment. The operator then delivers the signal from the headend to customers via an extensive network of coaxial or fiber optic cable, amplifiers and related equipment. The use of a network of coaxial cable inherently results in signal degradation and increases the possibility of outages. Specifically, signals can be transmitted via coaxial cable only a relative short distance without amplification. However, each time a television signal passes through an amplifier, some measure of noise is added. A series or "cascade" of amplifiers between the headend and a customer leads to progressively greater noise and for some viewers, a degraded picture. In addition, an amplifier must be properly balanced or the signal may be improperly amplified. Failure of any one amplifier in the chain of a Cable Plant will black out the transmission signal from the failed amplifier to the end of the cascade. Although fiber optic networks will substantially reduce the transmission problems of coaxial cable systems and will expand channel capacity, the installation of such networks will require a substantial investment by hard-wire cable operators.

Wireless Cable Development

      Although regulatory and other obstacles impeded the growth of the wireless cable industry through the 1980s, during the 1990s several developments have facilitated the growth of the wireless cable industry, including (i) regulatory reforms by the FCC intended to encourage the growth of the wireless cable industry and its ability to compete with hard-wire cable operators, (ii) Congressional scrutiny of the rates and practices of the hard-wire cable industry, (iii) the increasing availability of programming for wireless cable systems on non-discriminatory terms, (iv) consumer demand for alternatives to hard-wire cable service, (v) the aggregation by wireless cable operators of a sufficient number of channels in certain markets to create a competitive service and (vi) the increased availability of capital to wireless cable operators in the public and private markets.

      Like a traditional hard-wire cable system, a wireless cable system receives programming at a headend. Unlike traditional hard-wire cable systems, however, programming is then retransmitted by microwave transmitters operating in the 2150-2162 MHZ and 2500-2686 MHZ portions of the electromagnetic radio spectrum from antennae located on a tower or building to a small receiving antenna located at each subscriber's premises. At the subscriber's location, the signals are descrambled, converted to frequencies that can be viewed on a television set and relayed to a subscriber's television set by coaxial cable. Because the microwave frequencies used will not pass through trees, hills, buildings or other obstructions, wireless cable systems require a clear LOS from the headend to a subscriber's receiving antenna. To ensure the clearest LOS possible, the Company has placed, or plans to place, its transmitting antennae on towers and/or tall buildings. In each of the Company's Markets, the Company believes there to be a number of acceptable locations for the placement of its towers. Additionally, many LOS obstructions can be overcome with the use of signal repeaters which retransmit an otherwise blocked signal over a limited area. Because wireless cable systems do not require an extensive network of coaxial cable and amplifiers, wireless cable operators can provide subscribers with a reliable signal having few transmission disruptions, resulting in a television signal of a quality comparable or superior to traditional hard-wire cable systems, and at a significantly lower system capital cost per installed subscriber.

Channels and Channel Licensing

      Channels Available for Wireless Cable - The FCC licenses and regulates the use of channels used by wireless cable operators to transmit video programming and other services, which are known as MDS channels. In 50 large markets in the U.S., 33 analog channels are available for wireless cable (in addition to any local off-air VHF/UHF broadcast channels that are not retransmitted over wireless cable channels). In each other market, 32 analog channels are available for wireless cable (in addition to any local off-air VHF/UHF broadcast channels that are not retransmitted over wireless cable channels). The actual number of wireless cable channels available for licensing in any market is determined by the FCC's interference protection and channel allocation rules. Except in limited circumstances, 20 of these channels in each geographic area are generally licensed to qualified educational organizations ("ITFS" channels). In general, each of these channels must be used an average of at least 20 hours per week for educational programming. The educational requirement may be satisfied by such programming as the Discovery Channel, PBS and C-SPAN. The remaining air time ("excess air time") on each ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Lessees of ITFS excess air time generally have the right to transmit to their customers at no incremental cost the educational programming provided by the lessor on one or more of its ITFS channels, thereby providing wireless cable operators who lease such channels with greater flexibility in their use of ITFS channels. The remaining MDS channels available in most of the Company's operating and targeted markets are made available by the FCC for full-time commercial usage without educational programming requirements. The FCC does not impose any restrictions on the terms of MDS channel leases, other than the requirement that the licensee maintain effective control of its MDS station. The same FCC effective control requirements apply to ITFS licensees. In addition, ITFS excess capacity leases cannot exceed a term of 10 years from the time that the lessee begins using the channel capacity. The Company's ITFS leases generally grant the Company a right of first refusal to match any new lease offer after the end of the lease term and require the parties to negotiate in good faith to renew the lease.

      Licensing Procedures - The FCC awards ITFS and MDS licenses based upon applications demonstrating that the applicant is legally, technically and financially qualified to hold the license and that the operation of the proposed station will not cause impermissible interference to other stations or proposed stations entitled to interference protection. The FCC accepts applications for new ITFS stations or major modifications to authorized ITFS stations in designated filing "windows." Where two or more ITFS applicants file for the same channels and the proposed facilities cannot be operated without impermissible interference, the FCC employs a set of comparative criteria to select from among the competing applicants.

      In 1996, the FCC adopted a competitive bidding mechanism under which initial MDS licenses for 493 designated BTAs were auctioned to the highest bidder. Auction winners could obtain the exclusive right to apply for available MDS channels within such BTA, subject to compliance with FCC interference protection, construction and other rules. The BTA Auction was concluded on March 28, 1996, and the Company was the high bidder for its BTA Markets and timely submitted to the FCC the required down payment for its BTA Markets. The Company filed applications for MDS channels in all of its BTA Markets. Approximately 95% of these authorizations have been granted by the FCC.

      Construction of ITFS stations generally must be completed within 18 months following the date authorization to construct is granted. Construction of MDS stations licensed pursuant to initial applications filed before the implementation of the BTA Auction rules generally must be completed within 12 months. If construction of MDS or ITFS stations is not completed within the authorized construction period, the licensee must file an application with the FCC seeking additional time to construct the station, demonstrating compliance with certain FCC standards. If the extension application is not filed or is not granted, the license will be deemed forfeited. FCC rules prohibit the sale for profit of a conditional commercial license or of a controlling interest in the conditional license holder prior to construction of the station or, in certain instances, prior to the completion of one year of operation. However, the FCC does permit the leasing of 100% of a commercial license holder's spectrum capacity to a wireless cable operator and the granting of options to purchase a controlling interest in a license even before such holding period has lapsed. The construction requirements applicable to MDS stations licensed pursuant to the BTA Auction are substantially different. The licensee must build stations covering two-thirds of the area within its control in the BTA within five years.

      ITFS and commercial licenses generally have terms of 10 years. Applications for renewal of MDS and ITFS licenses must be filed within a certain period prior to expiration of the license term, and petitions to deny applications for renewal may be filed during certain periods following the filing of such applications. Licenses are subject to revocation or cancellation for violation of the Communications Act of 1934, as amended (the "Communications Act") or the FCC's rules and policies. Conviction of certain criminal offenses may also render a licensee or applicant unqualified to obtain renewal of a license. The Company's lease agreements with license holders typically require the license holders, at the Company's expense, to use their best efforts, in cooperation with the Company, to make various required filings with the FCC in connection with the maintenance and renewal of licenses. The Company believes that such a requirement reduces the likelihood that a license would be revoked, canceled or not renewed by the FCC.

Availability of Programming

      Once a wireless cable operator has obtained the right to transmit programming over specified frequencies, the operator must then obtain the right to use the programming to be transmitted.

      General - Currently, with the exception of the retransmission of VHF/UHF broadcast signals, the Company's programming is made available in accordance with contracts with program suppliers under which the Company generally pays a royalty based on the number of customers receiving service each month. Individual program pricing varies from supplier to supplier; however, more favorable pricing for programming is generally afforded to operators with larger customer bases. The likelihood that program material will be unavailable to the Company has been significantly mitigated by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and various FCC regulations issued thereunder which, among other things, impose limits on exclusive programming contracts and prohibit cable programmers, in which a cable operator has an attributable interest (a "vertically integrated cable operator"), from discriminating against cable competitors with respect to the price, terms and conditions of the sale of programming. The Company historically has not had difficulty in arranging satisfactory contracts for programming and believes that it will have access to sufficient programming to enable it to provide full channel lineups in its Markets for the foreseeable future and is not dependent on any one programming distributor for its programming. The basic programming package offered by the Company's Operating Systems is comparable to that offered by the local hard-wire cable operators with respect to the most widely watched channels. However, several of such local hard-wire cable operators may, because of their greater channel capacity, currently offer more basic, enhanced basic, premium, pay-per-view and public access channels than the Company. Certain hard-wire cable companies competing in the Company's Markets currently offer a greater number of channels to their customers, compared to the 24 to 31 wireless cable channels offered by the Company in its Operating Systems.

      Copyright - Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program subject to such copyright may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems," including wireless cable operators, are entitled to engage in the secondary transmission of programming without the prior permission of the copyright holders, provided the cable system has secured a compulsory copyright license for such programming. The Company relies on Section 111 to retransmit two superstations and five local off-air broadcast signals.

      Retransmission Consent - Under the retransmission provisions of the 1992 Cable Act, wireless cable and hard-wire cable operators seeking to retransmit certain commercial broadcast signals must first obtain the permission of the broadcast station. The FCC has exempted wireless cable operators from the transmission consent rules, if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable operators must obtain consent to retransmit local broadcast signals. The Company has obtained such consents with respect to the Operating Systems where it is retransmitting local VHF/UHF channels. Although there can be no assurances that the Company will be able to obtain requisite broadcaster consents, the Company believes that in most cases it will be able to do so for little or no additional cost.

Operations

      Installation - When a potential subscriber requests service, a signal reception survey is made at the potential subscriber's premises to determine whether LOS transmission is possible The potential subscriber is informed on the day of the survey whether service can be provided at the subscriber's location. If service can be provided, an installation is scheduled. The Company provides three installation options. The first and primary installation method features a rooftop antenna mount. The second option involves placing the antenna in the upper part of a tree on the subscriber's premises, if such a tree is available. The third and least used option is to place a "free standing" mast on the ground supported with guy wires. Each of the installation methods includes running a coaxial to the subscribers dwelling and grounding the receiving antenna in accordance with national electrical codes. The installation process is completed, and service commences, within approximately ten days of the potential subscriber's initial request for service.

      Billing - The Company believes that its billing procedures help minimize churn. Subscribers are billed on the first day of the month for that month's service with payment due on the fifteenth of the month. The Company encourages delinquent accounts to pay by disconnecting either premium channels or additional outlets after a period of non-payment. The Company also uses a customer retention program to encourage delinquent accounts to pay and continue receiving service. However, if an account becomes 60 days past due, total service is disconnected and the Company's collection team initiates the collection process. The local system manager from each market is responsible for retrieving the equipment from disconnected subscribers on a timely basis. After the canceled customer's account becomes 90 days past due, a collection "threat letter" is sent to the canceled subscriber. If no payment is made within 15 days of the threat letter, the account is written off the Company's books, turned over to a third party collector and reported to the credit bureau in that region.

      Equivalent Billing Units - The Company reports its subscriber base on an equivalent billing unit ("EBU") basis to consistently account for subscribers. In converting total subscribers in a multiple dwelling unit ("MDU") to EBU's, the Company divides its total basic service charge for the MDU, whether bulk or individually billed, by the basic service rate charged to its single family units ("SFU"), currently $19.95.

      Marketing - Prior to commencing operations in a new system, the Company develops a marketing plan designed to manage subscriber growth and to ensure that the quality of installations and customer service remains high. The Company prioritizes areas of the market according to the number of unpassed homes, the relative strength of any traditional hard-wire competitors, the existence of terrain or obstructions that would impede LOS transmissions, the economic demographics of the area and the percentage of single family homes. On the basis of such analysis the market is divided into sub-markets based on zip codes and/or mail carrier routes and the sub-markets are prioritized on the basis of their attractiveness to the Company.

      In each sub-market, the Company's marketing staff develops a targeted marketing plan that typically includes direct mailings, telemarketing follow-up calls and selected door-to-door sales. Separate marketing teams focus on adding commercial subscribers (such as restaurants, business offices and auto dealers) and MDU contracts.

      The Company markets its wireless cable service by highlighting four major competitive advantages over traditional hard-wire cable services and other subscription television alternatives: customer service, picture quality and reliability, programming features and price. The ability to deliver local programming to its customers is a major advantage over the direct broadcast satellite technology.

      Customer Service - The Company has established the goal of maintaining high levels of customer satisfaction. In furtherance of that goal, that Company emphasizes responsive customer service and convenient installation scheduling. The Company has established customer retention and referral programs in an effort to retain and attract new subscribers and build loyalty among it customers.

      Picture Quality and Reliability - Wireless cable subscribers enjoy substantially outage-free, highly reliable picture quality because there is no Cable Plant between the headend and the subscriber's location, as in the case of traditional hard-wire cable. Within the signal range of the Operating Systems, the picture quality of the Company's service is generally equal or better in quality to that typically received by traditional hard-wire cable subscribers because, absent any LOS obstruction, there is less opportunity for signal degradation between the Company's headend and the subscriber.

      Programming Features - In the Operating Systems and Future Launch Markets, the Company believes that it has assembled sufficient channel rights and programming agreements to provide a programming package competitive with those offered by traditional hard-wire cable operators. Additionally, the Company uses equipment which (when channel availability is sufficient) enables it to offer pay-per-view programming and addressability.

      Price - The Company offers its subscribers a programming package consisting of basic service, enhanced basic service, premium programs and premium packages. The Company can offer a price to its subscribers for basic service and enhanced basic service that is typically lower than prices for the same services offered by traditional rural hard-wire cable operators because of lower operating costs. The rates charged by cable operators for their programming services are regulated pursuant to the 1992 Cable Act, as modified by the Telecommunications Act of 1996 (the "1996 Act"). The Company is unable to predict precisely what effect FCC rate regulations will have on the rates charged by traditional hard-wire cable operators. Notwithstanding the regulations, however, the Company believes it will continue to be price competitive with traditional rural hard-wire cable operators with respect to comparable programming.

Operating Systems and Future Launch Markets

      The table below provides information regarding the Company's Markets. "Estimated Total Households" represents the Company's estimate of the total number of households that are within the Company's Intended Service Area. "Intended Service Area" includes (i) areas that are presently served, (ii) areas where systems are not presently in operation but where the Company intends to commence operations and (iii) areas where service may be provided by signal repeaters or, in some cases, pursuant to FCC applications. "Estimated LOS Households" represents the Company's estimate of the number of households that can receive an adequate signal from the Company in its Intended Service Area (determined by applying a discount to the Estimated Total Households in order to account for those homes that the Company estimates will be unable to receive service due to certain characteristics of the particular market). The calculation of Estimated LOS Households assumes (i) the grant of pending applications for new licenses or for modifications of existing licenses and (ii) the grant of applications for new licenses and license modification applications which have not yet been filed with the FCC.

      The Company holds some of its FCC channel licenses directly, but for a majority of its channel rights, the Company has acquired the right to transmit over those channels under leases with holders of channel licenses and applicants for channel licenses. Although the Company has obtained or anticipates that it will be able to obtain access to a sufficient number of channels to operate commercially viable wireless cable systems in its Markets, if a significant number of the Company's channel leases are terminated or not renewed, a significant number of pending FCC applications in which the Company has rights are not granted, or the FCC terminates, revokes or fails to extend or renew the authorizations held by the Company's channel lessors, the Company may be unable to provide a commercially viable programming package to customers in some or all of its Markets. In addition, with the cooperation of the Company, certain channel lessors may file applications with the FCC to modify certain channel licenses in the Company's Markets to allow for the relocation of some channels from their currently authorized transmission site. While the Company's leases with such licensees require their cooperation, it is possible that one or more of such lessors may hinder or delay the Company's efforts to use the channels in accordance with the Company's plans for the particular market. Further, FCC interference protection requirements may impact efforts to modify licenses.



                            Estimated  Estimated                   Subscribers at
                              Total       LOS       Acquisition or   December 31,  Penetration
                            Households Households    Launch Date        1996           Rate
                            ---------- ----------    -----------   --------------  -----------
Operating Systems:
 Lafayette, LA                180,300    153,200     January 1994      1,458          0.95%
 Lake Charles, LA             111,600     92,500     April 1994        2,716          2.94%
 Wharton, TX                  102,300     92,000     June 1994         2,484          2.70%
 Bryan/College Station, TX    102,700     65,600     May  1995         4,269          6.51%
 Pensacola, FL                217,400    157,900     July 1995         2,835          1.80%
 Panama City, FL              108,300     83,300     September 1995    2,561          3.07%
 Monroe, LA                   114,100     89,600     October 1995      2,961          3.30%
 Milano, TX                    40,900     36,800     October 1995      1,958          5.32%
 Tullahoma, TN                109,600     73,600     November 1995     2,233          3.03%
 Bunkie, LA                    94,700     81,600     December 1995     2,629          3.22%
 Gainesville, FL(2)           138,700    115,200     January 1996      3,376          2.93%
 Brenham, TX                   39,500     32,100     February 1996     2,068          6.44%
 Jeffersonville, GA           189,300    147,000     March 1996        1,427          0.97%
 Bucks, AL                    150,800    113,700     April 1996        1,580          1.39%
 Fort Walton Beach, FL         64,200     54,600     May  1996           779          1.43%
 Dothan, AL                   100,500     81,200     June 1996           880          1.08%
 Jackson, MS                  211,500    176,900     July 1996        12,682          7.17%
 Delta, MS(3)                 100,800     92,800     July 1996         4,953          5.34%
 Gulf Coast, MS(4)            132,300    121,700     July 1996         4,053          3.33%
 Demopolis, AL                 17,500     15,600     July 1996           792          5.08%
 Oxford, MS                    60,100     53,500     July 1996         1,640          3.07%
 Natchez, MS                   76,500     60,000     July 1996         1,618          2.70%
 Houma, LA                     81,700     69,500     July 1996           663          0.95%
 Lawrenceburg, TN (5)          76,400     44,100     August 1996         656          1.49%
 Huntsville, AL(5)            196,800    181,900     August 1996       4,182          2.30%
 Alexandria, LA                31,700     26,900     August 1996         706          2.62%
 Meridian, MS                  73,300     44,800     September 1996      750          1.67%
 Albany, GA                    92,900     67,600     September 1996      463          0.68%
 Tupelo, MS                   130,900     90,600     November 1996       267          0.29%
 Florence, AL                  62,000     55,800     November 1996       140          0.25%
 Starkville, MS                84,100     65,200     December 1996        46          0.07%
 Charing, GA                   41,100     38,400     December 1996        --          0.00%
                            ---------  ---------                      ------          -----
Total Operating System      3,334,500  2,675,200                      69,825          2.61%
                            =========  =========                      ======          =====


                                       Estimated     Estimated
                                         Total          LOS       Expected
                                       Households    Households  Channels (6)
                                       ----------    ----------  ------------
Future Launch Markets:
    Ocala, FL(7)                         275,500      186,200         24
    Chattanooga, TN                      276,100      200,600         31
    Bedian/Huntsville, TX                 89,000       50,200         31
    Freeport, TX                         192,700      173,400         29
    Hattiesburg, MS                      121,400       88,800         31
    Flippin, TN                           56,700       49,600         20
    Jackson, TN(8)                       123,900       86,400         22
    Memphis, TN                          433,200      382,200         23
    Bankton, AL                           64,800       41,300         20
    Gadsden, AL(7)                       198,100      133,300         29
    Montgomery, AL                       149,200      114,300         27
    Selma, AL                             35,700       26,000         31
    Groveland, GA(9)                     172,800      136,000         20
    Hoggards Mill, GA                     22,600       13,000         20
    Matthews, GA                         193,600      158,700         31
    Tarboro, GA                           81,500       65,200         20
    Valdosta, GA(10)                     103,200       81,300         29
    Mariana, FL                           56,700       44,900         24
    Auburn, AL                            62,200       47,700         27
    Birmingham, AL                       308,400      276,900         28
    Mobile, AL(7)(11)                     66,100       40,400         21
    Six Mile, AL                          32,600       27,000         20
    Tuscaloosa, AL                        87,100       69,600         28
    Woodville, AL                         29,700       25,000         17
    Hot Springs, AR(8)                   103,800       71,200         16
    Pine Bluff, AR(12)                    86,300       57,900         16
    Tallahassee, FL                      129,800      115,000         31
    Columbus, GA                         160,100      116,500         31
    Vidalia, GA                           50,800       34,500         24
    Bowling Green, KY(13)                126,900       68,300         20
    Abita Springs, LA                    217,300      116,800         20
    Amite, LA                             50,100       34,400         20
    Baton Rouge, LA(7)                   261,700      235,500         20
    Leesville, LA                         43,500       26,700         28
    Natchitoches, LA(7)                   30,600       24,800         25
    Ruston, LA                            44,700       24,300         22
    Tallulah, LA                          19,500       17,600         20
    Moorehead City, NC                    82,700       55,900         16
                                       ---------    ---------        ---
    Total Future Launch Markets        4,640,600    3,517,400
                                       ---------    ---------
                                       7,975,100    6,192,600
                                       =========    =========

(1) "Penetration Rate" equals the number of subscribers in an Operating System divided by the Estimated LOS households in that Operating System.
(2) Ten channels currently utilized in the Gainesville, Florida System are operated under special temporary FCC authorization.
(3) Eight channels currently utilized in the Delta System are operated under special temporary FCC authorization.
(4) Four channels currently utilized in the Gulf Coast System were granted by the FCC without acting on an objection filed by a third party.
(5) The Huntsville, Alabama System and the Lawrenceburg, Tennessee System were launched in February 1991 and January 1995, respectively, but acquired by the Company in August 1996.
(6) Expected Channels include (i) wireless cable channels and, where applicable, local off air VHF/UHF channels that are not retransmitted by the Company via wireless cable frequencies and (ii) channels with respect to which the Company has a lease with a channel license holder or applicant for a channel license or for which the Company has the exclusive right to apply for as a result of being the high bidder at the BTA Auction. Certain licenses cannot be issued until interference agreements with nearby licensees or applicants can be secured. There can be no assurance that such interference agreements will be secured or that applications for channel licenses will be granted.
(7) Four of the ITFS channels for the Ocala Market, four of the ITFS channels for the Mobile Market, four of the ITFS channels for the Gadsden Market, sixteen of the ITFS channels for the Baton Rouge Market and twelve of the ITFS channels for the Natchitoches Market are subject to comparative disposition with competing applications. The outcome of these dispositions cannot be reliably projected at this time.
(8)   This Market is subject to a pending acquisition.
(9) Objections to the Company's lessors' requests for extension of time to construct twelve channels are pending before the FCC. The outcome of these matters cannot be determined.
(10) The Company has entered into a letter of intent to acquire rights to 9 channels in Valdosta, Georgia. There can be no assurance that the Company will enter into a definitive agreement with respect to such channels.
(11) An existing wireless cable operator is serving a small number of subscribers in this market with an 11 channel MDS system.
(12) The Company believes that another entity has leased rights to 20 other channels that are the subject of pending ITFS applications.
(13) The Company currently leases eight channels in the Bowling Green Market, and has filed applications for 12 commercial channels pursuant to the BTA Auction that cannot be granted until interference agreements with unaffiliated third parties in nearby markets can be secured. There can be no assurance that such interference agreements can be secured or that applications for these 12 channels will be granted.

                                ______________________


      Wireless One of North Carolina, L.L.C. - In 1995, the Company entered into a joint venture with CT Wireless Cable, Inc., a North Carolina corporation, and O. Gene Gabbard, for the purpose of forming WONC to (i) develop and operate wireless cable systems in the state of North Carolina and in the Greenville and Spartanburg, South Carolina Markets, (ii) enter into lease agreements with various educational organizations for the use of ITFS wireless cable channels, (iii) bid for, purchase, or otherwise acquire the use of licenses for commercial wireless cable channels, and (iv) develop and operate wireless cable systems using the leased ITFS and acquired commercial wireless cable channels. The Company holds a 50% interest in WONC, CT Wireless Cable, Inc. holds a 48% interest in WONC, and O. Gene Gabbard holds a 2% interest in WONC.

      In December 1996, WONC was awarded the right to use frequencies owned by the University of North Carolina ("UNC") to develop a statewide MMDS/ITFS network. Specifically, the contract allows WONC to build wireless cable systems across the state, in part using the 40 granted and numerous applied for frequencies of UNC.

      The Company estimates that WONC has aggregated a spectrum covering in excess of one million LOS households. The Company estimates that the UNC frequencies will enable the joint venture to reach approximately 900,000 new LOS households in the state, bringing the total LOS households in the WONC footprint to approximately 2.0 million. The Company is working with its joint venture partners to evaluate the best financing plan for WONC.

      Based on WONC's ITFS filings and channel acquisitions, the Company's existing properties and BTA Auction high bids, the Company believes that WONC will have sufficient channel capacity to launch wireless cable systems in the following markets:

                                       Estimated
                                         Total         Estimated LOS
Market                                 Households        Households
------                                 ----------      --------------
Asheville, NC                            246,700           93,300
Fayetteville, NC                         245,300          179,700
Greenville, NC                            99,200           57,500
Hickory, NC                              376,800          162,700
Jacksonville, NC                         136,700          116,200
Rocky Mount, NC                          199,100          178,900
Roanoke Rapids, NC                        44,700           38,000
Wilmington, NC                           136,900          123,400
Rockingham, NC                            93,200           86,600
Elizabeth City, NC                        63,800           35,500
Raleigh, NC                              217,800          142,400
Winston-Salem, NC                        546,400          357,200
Charlotte, NC                            577,400          377,400
                                       ---------        ---------
      Total                            2,984,000        1,948,800
                                       ---------        ---------
                              __________________________


      Operating Systems - At December 31, 1996, the Company had 32 Operating Systems. The Company generally offers 20 to 26 basic cable channels and one to three premium channels in each Market. In 95% of its Operating Systems, the Company also offers at least one pay-per-view channel and expects to offer at least one pay-per-view channel in all of its Markets during 1997. In addition, the Company retransmits five local off-air VHF/UHF channels along with its wireless channels, which provide its subscribers with access to local news, including weather news. The basic package ranges in price from $15.95 to $19.95 per month, with an additional $6.95 to $19.95 per premium channel. The Operating Systems transmit at 10 to 50 watts of power from transmission towers and generally have signal patterns covering a radius of 18 to 35 miles.

      The following chart depicts the Company's current programming line-up in a typical Operating System.

                         Company Channel Offerings

      BASIC
ABC (local network affiliate)                The Learning Channel (education)
AMC (classic movies)                         Mind Extension University
Black Entertainment Television                 (education)
  (special interest)                         The Nashville Network (music)
CBS (local network affiliate)                NBC (local network affiliate)
Country Music Television                     Nickelodeon (children's)
CNN (news)                                   PBS (education, general interest)
C-SPAN (public affairs)                      SportSouth (southeast U.S. sports)
Discovery (science)                          TBS Superstation (sports, movies)
The Disney Channel (1)                       TNT (sports, movies)
ESPN (sports)                                USA (general interest)
The  Family Channel (family                  The Weather Channel (weather)
entertainment)
Fox (local network affiliate)
PREMIUM                                      PAY-PER-VIEW
Home Box Office                              Viewer's Choice
Showtime
The Disney Channel(1)
__________________

(1) The Disney Channel is part of the basic package in certain Markets and as a premium channel in other Markets.
                                 _________________________

      Currently, the FCC will not accept applications for new ITFS licenses or "major" modifications of ITFS licenses which affects channel rights in several of the Company's Future Launch Markets. The most recent five-day window for filing ITFS applications was completed on December 23, 1996, in which the Company's lessors filed the majority of the applications required to effectuate its future launch plans. The Company's currently pending ITFS applications are expected to undergo review by FCC engineers and staff attorneys over the next 18 months. If the FCC staff determines that an application meets certain basic technical and legal qualifications, the staff will then determine whether the application proposes facilities that would result in signal interference to facilities proposed in other pending applications. If so, the conflicting applications undergo a comparative criteria that includes whether an applicant is located in the community to be served and is an accredited educator proposing to serve its own students.

      Historically, the outcome of the selection process when two or more qualified applicants are competing for the same channels has been somewhat predictable based on the particular facts and circumstances. A small number of the Company's lease agreements involve applications for channel licenses for which competing applications have been filed. The Company therefore anticipates that a substantial number of the pending applications will be granted. However, no assurance can be given as to the precise number of applications that will be granted. The failure of the Company to obtain a sufficient number of channel rights in a particular Market could have a material adverse effect on the growth of the Company.

      EdNet Agreement - The Company contracts with Mississippi EdNet Institute, Inc. ("EdNet") for the commercial use of 20 ITFS channels in each of its Mississippi Markets (the "EdNet Agreement"). The EdNet Agreement provides exclusive rights to use all excess airtime (that portion of a channel's airtime available for commercial programming under FCC rules and policies) for the 20 ITFS channels located in each of the Company's Mississippi Markets. The Company believes that the EdNet Agreement presents the Company with a number of strategic benefits. The Company's rights under the agreement to the available commercial use of 20 of the 32 available wireless frequencies throughout Mississippi provide it with the critical mass of channels necessary to operate in each of its Mississippi Markets and create a significant competitive advantage relative to other potential wireless cable operators in such Markets. The large contiguous nature of the cluster of Markets encompassing Mississippi will allow the Company to centralize operations and achieve substantial economies of scale in Mississippi and surrounding Markets. The Company believes its transmission of programming involving job training, fire and police training, literacy projects and other continuing education programs enjoys the support of the Mississippi state authorities and will generate substantial goodwill in the community and enhance the Company's identity as a local provider of subscription television service.

System Costs

      The Company estimates that the current cost per market for transmission (or headend) equipment and build-out in a typical 31 channel system will be approximately $1 million. The Company estimates that each additional wireless cable subscriber will require an incremental capital expenditure of approximately $375 to $500, consisting of, on average, $240 to $300 of materials and $135 to $200 of installation labor and overhead charges.

      The operating costs for wireless cable systems are generally lower than those for comparable traditional hard-wire systems. This is attributable to lower system network maintenance and depreciation expense. Programming is generally available to traditional hard-wire and wireless cable operators on comparable terms, although operators that have a smaller number of subscribers often are required to pay higher per subscriber fees. Accordingly, operators in the initial operating stage generally pay higher programming fees on a per subscriber basis. The Company believes that it has a stable base of subscribers that has allowed it to maintain an average churn rate below 2.5% per month for the year ended December 31, 1996, resulting in reduced installation and marketing expenses. By locating its operations in geographic clusters, the Company believes that it can further contain costs by taking advantage of economies of scale in management, sales and customer service. For each Operating System, the Company employs a general manager, salespersons and installation and repair personnel. All other functions are centralized, including engineering, marketing, billing, customer service, finance and administration.

Subscription Television Industry Trends

      The Company's business will be affected by subscription television industry trends, and in order to maintain and increase its customer base in the years ahead, the Company will need to adapt rapidly to industry trends to remain competitive.

      Addressability and Pay-Per-View - "Addressability" means the ability to implement specific orders from or send other communications to each subscriber, such as pay-per-view channels, without having to modify a subscriber's equipment. The Company provides all of its subscribers with addressable converters, while only a portion of traditional hard-wire cable operators use addressability. Without addressability, the customer must make two trips to the cable operator's offices in order to obtain pay-per-view programming, once to obtain the descrambling device and once to return it. Pay-per-view is expected to become increasingly popular as additional exclusive events become available for distribution on pay-per-view and digital compression technology greatly expands the channel capacity available for such programming. The Company believes its fully addressable converters present a competitive advantage over traditional hard-wire cable operators.

      Digital Compression - Several equipment manufacturers are developing digital compression technology which would allow several programs to be carried within the same bandwidth which presently can accommodate only one program without digital compression technology. Manufacturers have projected varying compression ratios for future equipment, ranging from four-to-one to ten-to-one, which would increase the channels available to be carried on a wireless cable system using digital compression technology from 31 to between 124 and 310 channels.

      Interactivity - Certain traditional hard-wire cable operators have announced their intentions to develop interactive features for use by their customers. Interactivity would allow customers to utilize their televisions for two-way communications such as video games, home shopping and video-on-demand. Extensive use of interactivity will likely require the development and utilization of digital compression and cellularization. Wireless cable operators may be able to utilize return paths which the FCC has made available for interactive communications. At this time, the Company believes that the widespread commercial availability of many interactive products is at least several years away.

      Advertising - Local and national advertising continues to grow as a source of revenue for hard-wire and wireless cable operators. The Company recently began generating advertising revenue and expects to increase this amount over time as its systems mature. The Company believes its regional cluster strategy should benefit its efforts in this regard because of its ability to deliver advertising throughout its entire region and not just isolated markets.

Competition

      In addition to competition from traditional hard-wire cable television systems, wireless cable television operators face competition from a number of other sources, including potential competition from emerging trends and technologies in the subscription television industry, some of which are described below.

      Direct-to-Home ("DTH") - DTH satellite television services originally were available via satellite receivers which generally were seven to 12 foot dishes mounted in the yards of homes to receive television signals from orbiting satellites. Until the implementation of encryption, these dishes enabled reception of any and all signals without the payment of fees. Having to purchase decoders and to pay for programming has reduced the popularity of DTH, although the Company will compete to some degree with these systems in marketing its services.

      Direct Broadcast Satellite Programming - DBS programming involves the transmission of an encoded signal directly from a satellite to an 18 to 36 inch dish installed at the customer's premises. DBS providers currently have approximately five million subscribers nationwide. Currently, DBS operators cannot, for technical and legal reasons, provide local VHF/UHF broadcast channels as part of their service, although some customers receive such channels from standard over-the-air antennae. DBS may provide subscribers with access to broadcast network distant signals only when such subscribers reside in areas unserved by any broadcast station. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. If a subscriber is unable to receive local network signals off-air, due to such subscriber's geographic location, the subscriber would be able to receive the network signals through DBS transmissions, but such transmissions would be limited to distant, rather than local, network signals. The Company does not currently experience, and does not anticipate in the near future that it will experience, significant competition from DBS in its Markets due primarily to DBS' higher cost and failure to provide local VHF/UHF broadcast channels. In August 1996, the U.S. Copyright Office issued an advisory letter indicating that it "would not question" copyright statements filed by DBS operators that include the retransmission of local broadcast signals. While this development eliminates some of the legal obstacles to the retransmission of local broadcast stations by DBS systems, there is no indication that DBS operators have developed the a technical means to effectively carry and transmit local broadcast stations.

      Private Cable - Private cable, also known as SMATV (Satellite Master Antenna Television), is a multichannel subscription television service where the programming is received by satellite receiver and then transmitted via coaxial cable through private property, often MDUs, without crossing public rights of way. Private cable operates under an agreement with a private landowner to service a specific MDU, commercial establishment or hotel. The FCC permits point-to-point delivery of video programming by private cable operators and other video delivery systems in the 18 GHz band. Private cable operators compete with the Company for rights of entry into MDUs, commercial establishments and hotels.

      Telephone Companies - The 1996 Act permits Local Exchange Carriers ("LECs") to provide video service in their telephone service areas. Under existing FCC rules LECs may provide "video dial tone" service, thereby allowing LECs to make available to multiple service providers, on a nondiscriminatory common carrier basis, a basic platform that will permit end users to access video program services provided by others. Several large telephone companies have announced plans to either (i) enhance their existing distribution plant to offer video dialtone service, (ii) construct new distribution plants in conjunction with a local cable operator to offer video dialtone service or (iii) acquire or merge with existing franchise cable systems outside of the telephone companies' respective telephone service areas. While the competitive effect of the offering by telephone companies of video dialtone and fiber optic based subscription television services is still uncertain, the Company believes that wireless cable technology will continue to offer a lower cost alternative to video dialtone and fiber optic distribution technologies.

      Local Off-Air VHF/UHF Broadcasts - Local off-air VHF/UHF broadcasts (from ABC, NBC, CBS and Fox affiliates) provide free programming to the public. In some areas, several low power television ("LPTV") stations authorized by the FCC are used to provide multichannel subscription television service to the public. LPTV transmits on conventional VHF/UHF broadcast channels, but is restricted to very low power levels, which limits the area where a high quality signal can be received.

      Local Multi-Point Distribution Service ("LMDS") - In 1993, the FCC initially proposed to redesignate a portion of the 28 GHz band to create a new video programming delivery service referred to as LMDS. In July 1995, the FCC proposed to award licenses in each of 493 BTAs pursuant to auctions. Sufficient spectrum for up to 49 analog channels has been designated for the LMDS service. LMDS is a competitive technology tailored more for high density urban areas due to the relatively small radius of its signal. At this time, the Company does not have plans to participate in the upcoming auction.

Regulatory Environment

      General - The wireless cable industry is subject to regulation by the FCC pursuant to the Communications Act. The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses within the spectrum available to wireless cable; to approve the assignment and/or transfer of control of such licenses; to approve the location of wireless cable systems; to regulate the kind, configuration and operation of equipment used by wireless cable systems; and to impose certain equal employment opportunity and reporting requirements on channel license holders and wireless cable operators.

      The FCC has determined that wireless systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local franchise and is subject to fewer local regulations than a hard-wire cable system. In addition, all transmission and reception equipment for a wireless cable system can be located on private property, therefore eliminating the need to make use of utility poles, dedicated easements or other public rights of way. Although wireless cable operators typically must lease from the holders of channel licenses the right to use wireless cable channels, unlike hard-wire cable operators they do not have to pay local franchise fees. Recently, legislation has been introduced in several states to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on such distributors' gross receipts comparable to the franchise fees that hard-wire cable operators must pay. Similar legislation might be enacted in states where the Company does business or intends to do business. Efforts are underway by the Wireless Cable Association International, Inc. to have Congress preempt the imposition of such taxes by enacting new federal legislation. In addition, the industry is opposing the state bills as they are introduced. However, it is not possible to predict whether new state laws will be enacted that impose new taxes on wireless cable operators.

      Interference - Wireless cable transmissions are subject to FCC regulations governing interference and transmission quality. Other than a limited number of experimental and developmental systems, wireless cable systems transmit in a standard analog format. The FCC has adopted interim guidelines for the implementation of certain digital transmission formats, which are intended to facilitate the rapid implementation of digital wireless cable systems capable of providing more programming sources on the same channel bandwidth and improving signal quality.

      The FCC also regulates transmitter locations and signal strength. The operation of a wireless cable television system requires the co-location of a commercially viable number of transmitting antennae and operations with common technical characteristics (such as power and polarity). In order to commence the operations of certain of the Company's Markets, applications have been filed or must be filed with the FCC to relocate and modify authorized transmission facilities.

      Under current FCC regulations, a wireless cable operator generally may serve any location within the LOS of its transmission facility, provided that it complies with the FCC's interference protection standards. An MDS station generally is entitled to interference protection within a 35-mile radius around its transmitter site. Generally, an ITFS facility is entitled to the same 35-mile protected area during excess capacity use by a wireless cable operator, as well as interference protection for all of its FCC-registered receive-sites. In launching or upgrading a system, the Company may wish to relocate its transmission facility, or increase its height or signal power in order to serve one or more of its targeted markets. If such changes would result in interference to any previously proposed station, the consent of such station must be obtained before the FCC will grant the proposed modification. There can be no assurance that any necessary consents will be received. In addition, such modifications will be subject to the interference protection rights of BTA Auction winners.

      The 1992 Cable Act - The 1992 Cable Act imposed additional regulation on traditional hard-wire cable operators and permits regulation of hard-wire cable rates in markets in which there is no "effective competition." The 1992 Cable Act, among other things, directed the FCC to adopt comprehensive new federal standards for local regulation of certain rates charged by traditional hard-wire cable operators. The 1992 Cable Act also deregulated traditional hard-wire cable in a given market once other subscription television providers serve, in the aggregate, at least 15% of the cable franchise area. Rates charged by wireless cable operators, typically already lower than traditional hard-wire cable rates, are not subject to regulation under the 1992 Cable Act. Pursuant to the 1992 Cable Act, the FCC has required traditional hard-wire cable operators to implement rate reductions.

      The 1996 Act - A principal focus of the 1996 Act is freeing local telephone companies and long distance telephone companies from barriers to competing in each other's lines of business, and preempting state restrictions on competition in the provision of local telephone service. In addition, the 1996 Act contains provisions which amend the 1992 Cable Act and which affect wireless cable operators.

      A significant potential effect on the Company of the 1996 Act may result from its provisions exempting traditional hard-wire cable systems from rate regulation. In particular, the 1996 Act will end rate regulation of all but basic cable service by 1999, and immediately removes virtually all rate regulation of "Small cable operators," those cable systems not owned by multiple system cable operators ("MSOs") and serving 50,000 or fewer subscribers. The Company believes that cable systems in many of the Company's Markets will qualify for small system rate deregulation and that a number of them will raise their rates, which may improve the Company's price advantages over competing traditional hard-wire cable services.

      The 1996 Act also contains provisions allowing local exchange telephone companies to offer cable service within their telephone service areas. Under the 1992 Cable Act, exchange telephone companies were free to offer wireless cable service anywhere, but could offer wired cable service only outside of their exchange telephone areas or solely as common carriers, subject to FCC authorization. The 1996 Act allows exchange telephone companies to offer video programming services via radio communications (such as wireless cable) without regulation of rates or services, to offer hard-wire or fiber cable service channels for hire by video programmers, to offer their own hardwire or fiber cable service over networks with channels also available for use by other video program services providers under a modified regulatory scheme, and to provide traditional cable service subject to local franchising requirements. It is difficult to predict the impact (if any) of final FCC regulations with regard to local exchange telephone companies in these respects on the Company.

      FCC rules generally prohibit hard-wire cable operators from providing wireless cable service in areas where the hard-wire cable franchise area overlaps with the 35-mile protected service area of a wireless cable system. In certain circumstances, the FCC may grant waivers of such restriction, or the common ownership of hard-wire and wireless cable systems may otherwise be exempt. Rules adopted by the FCC pursuant to the 1996 Act permit cable operators to offer wireless cable service in such overlap areas where the cable company is subject to "effective competition." Telephone companies are not subject to any such cross-ownership restrictions.

      The 1996 Act offers wireless cable operators and satellite programmers relief from private and local governmentally-imposed restrictions on the placement of receive-site antennae. In some instances, wireless cable operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules or restrictive property covenants banning the erection of antennae on or near homes. In August 1996, the FCC adopted rules prohibiting restrictions that impair installation, maintenance or use of receive-site antennae.

      Other  Regulations  -  Wireless cable license holders  are  subject  to regulation by  the  Federal  Aviation  Administration  with  respect  to  the construction, marking and lighting of transmission towers and to certain local zoning regulations affecting construction of towers, receive-site antennae and other facilities. There may also be restrictions imposed by local authorities and private covenants. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.

Employees

      As of December 31, 1996, the Company had a total of 777 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it has good relations with its employees. The Company also utilizes the services of unaffiliated independent contractors to build and install its wireless cable systems and to market its service.

Factors That May Affect Future Results of the Company

      This Annual Report contains certain statements that are not historical facts, which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that reflect management's best judgment concerning the matters contained therein based on factors currently known. Actual results could differ materially from these anticipated in these "forward looking statements" as a result of a number factors, including but not limited to those listed below. "Forward looking statements" provided by the Company, especially in the sections entitled "Business," "Market for Registrant's Common Equity and Related Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," are provided pursuant to the safe harbor established by recent securities legislation and should be evaluated in the context of the cautionary statements listed below.

      Substantial Indebtedness of the Company - As of December 31, 1996, the Company had approximately $303.1 million of consolidated indebtedness. The Company expects that it and its subsidiaries will incur substantial additional indebtedness in the future. The ability of the Company to make payments of principal and interest on its outstanding indebtedness is largely dependent upon its future performance. Since its inception the Company has sustained substantial net losses and therefore has been unable to cover fixed charges. The Company does not anticipate being able to generate net income until after 2001, and there can be no assurance that other factors will not result in further delays in generating positive net income. Losses may increase as operations in additional Markets are commenced or acquired.

      Limited Operating History; Lack of Profitable Operations; Negative Cash Flow; Early Stage Company - The Company has a limited operating history and there is limited historical financial information on the Company upon which to base an evaluation of the Company's performance. The Company has sustained substantial net losses, primarily due to fixed operating costs associated with the development of its systems, interest expense and charges for depreciation and amortization. The Company's accumulated deficit as of December 31, 1996 was $49.8 million. Significant difficulties can be encountered by enterprises in the early stages of development, particularly in light of the intense competition characteristic of the subscription television industry. There can be no assurance that realization of the Company's business plan, including an increase in the number of subscribers or the launch of additional wireless cable systems, will result in profitability or positive consolidated EBITDA (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations") for the Company in future years.

      Need for Additional Financing; Certain Covenants - In order to finance the capital expenditures and related expenses needed for subscriber growth and system development, the Company will require substantial investment on a continuing basis. The Company will need to obtain additional financing in 1997 in order to continue to complete the launch of its Future Launch Markets, to add subscribers in its Operating Systems and Future Launch Markets and to cover ongoing debt service requirements. The amount and timing of the Company's future capital requirements will depend upon a number of factors, many of which are not within the Company's control. There can be no assurance that the Company's future capital requirements will not increase as a result of unexpected developments with respect to its Markets. There can be no assurance that the Company's future capital requirements will be met or will not increase as a result of future acquisitions, if any. Certain of the Company's credit agreements restrict the amount of additional indebtedness the Company may incur. Failure to obtain any required additional financing could adversely affect the growth of the Company.

      Need to Manage Growth - Successful implementation of the Company's business plan will require management of rapid growth, which will result in an increase in the level of responsibility for management personnel. To manage its growth effectively, the Company will be required to continue to implement and improve its operating and financial systems and controls and to expand, train and manage its employee base. There can be no assurance that the management, systems and controls currently in place, or to be implemented, will be adequate for such growth or that any steps taken to hire personnel or to improve such systems and controls will be sufficient.

      Uncertainty of Ability to Obtain FCC Authorizations - In some of its Markets, the Company does not currently have the right to operate a sufficient number of channels from the same transmitter site, and in certain other Markets, the Company contemplates relocating all of its channels to a new transmitter site. In these Markets, the Company is dependent upon (i) the grant of pending applications for new licenses or for modification of existing licenses, and (ii) the grant of applications for new licenses and license modification applications which have not yet been filed with the FCC. Certain pending applications cannot be granted by the FCC until interference agreements with nearby license holders are secured, and certain of the Company's are the subject of competing applications. There can be no assurance that any or all of these applications will be granted by the FCC.

      In certain cases, FCC approval may be dependent upon the Company's ability to engineer its use of a wireless cable channel to avoid interference with the reception of another channel that has been licensed or for which an application is pending. In addition, intervening license grants and/or auctions of MDS channels may adversely affect some of the Company's planned applications due to interference considerations. No assurance can be given that the Company will be able to engineer all of its channels so as to avoid interference.

      Government Regulation - The wireless cable industry is extensively regulated by the FCC. The FCC governs, among other things, the issuance, renewal, assignment and modification of licenses necessary for wireless cable systems to operate and the time afforded license holders to construct their facilities. The FCC imposes fees for certain applications and licenses, and mandates that certain amounts of educational, instructional or cultural programming be transmitted over certain of the channels used by the Company's existing and proposed wireless cable systems. The FCC also has the authority, in certain circumstances, to revoke and cancel licenses and impose monetary fines for violations of its rules. In addition, there is no limit on the time that may elapse between the filing of an application with the FCC for a modification or a new license and action thereon by the FCC. Delay by the FCC in processing applications could delay or materially adversely affect the Company's plans with respect to one or more of its Markets. No assurance can be given that new regulations will not be imposed or that existing regulations will not be changed in a manner that could have a material adverse effect on the wireless cable industry as a whole and on the Company in particular. In addition, wireless cable operators and channel license holders are subject to regulation by the FAA with respect to construction, marking and lighting of transmission towers and to certain local zoning regulations affecting the construction of towers and other facilities. There also may be restrictions imposed by local authorities, neighborhood associations and other similar organizations limiting the use of certain types of reception equipment used by the Company and new taxes imposed by state and local authorities.

      Interference Issues - The Company's business plan involves moving the authorized transmitter sites of various of its MDS and ITFS licensed stations and obtaining the grant of licenses for its ITFS and MDS stations. The FCC's interference protection standards may make one or more of these proposed relocations or new grants unavailable, in which event it may be necessary to negotiate interference agreements with the licensees of the stations which would otherwise block such relocations or grants. In the event the Company cannot obtain interference agreements required to implement the Company's plans for a Market, the Company may have to curtail or modify operations in the Market, which could have a material adverse effect on the growth of the Company. In addition, while the Company's leases with MDS and ITFS licensees require their cooperation, it is possible that one or more of the Company's channel lessors may hinder or delay the Company's efforts to use the channels in accordance with the Company's plans for the particular Market.

      Competition - The subscription television industry is highly competitive. Wireless cable systems face or may face competition from several sources, such as traditional hard-wire cable systems, DBS systems, SMATV systems, other wireless cable systems and other alternative methods of distributing and receiving video programming. Furthermore, premium movie services offered by cable television systems have encountered significant competition from the home video cassette recorder ("VCR") industry. In areas where several local off-air VHF/UHF broadcast channels can be received without the benefit of subscription television, hard-wire and wireless cable systems also have experienced competition from the availability of broadcast signals generally and have found market penetration to be more difficult. In addition, within each market, the Company must compete with others to acquire, from the limited number of wireless cable channel licenses issued or issuable, rights to a minimum number of wireless cable channels needed to establish a commercially viable system. Legislative, regulatory and technological developments may result in additional and significant competition, including competition from a proposed new wireless service known as local multipoint distribution service ("LMDS"). In some areas, exchange telephone companies offer video programming services via radio communications without regulation of rates or services, offer hardwire or fiber optic cable service for hire by video programmers and provide traditional cable service subject to local franchising requirements.

      In the Operating Systems, the Company initially has targeted its marketing to households that are unpassed by traditional hard-wire cable and that have limited access to local off-air VHF/UHF programming. Certain of the hard-wire cable companies operating in the Company's Markets currently offer a greater number of channels to their customers than the Company offers. DBS providers currently offer a substantially greater number of channels than hard-wire or wireless cable providers with a high picture quality. In addition, the DBS industry recently signed an agreement with VHF/UHF programmers that would allow such stations to be broadcast through DBS systems. Aggressive price competition or the passing of a substantial number of presently unpassed households by any existing or new subscription television service could have a material adverse effect on the Company's results of operations and financial condition.

      New and advanced technologies for the subscription television industry, such as DBS, LMDS, digital compression and fiber optic networks, are in operation or are in various stages of development. As they are developed, these new technologies could have a material adverse effect on the demand for wireless cable services. Many actual and potential competitors have greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with existing competitors or new entrants in the market for subscription television services.

      Dependence on Channel Leases; Need for License Extensions; Loss of Licenses by Lessors - The Company is dependent on leases with unaffiliated third parties for substantially all of its wireless cable channel rights. The use of wireless cable channels by the license holders is subject to regulation by the FCC, and the Company is dependent upon the continuing compliance by channel license holders with applicable regulations, including the requirement that ITFS license holders must meet certain educational use requirements in order to lease transmission capacity to wireless cable operators.

      The Company's channel leases typically cover four ITFS channels and/or one to four MDS channels each. Under a policy adopted by the FCC, the term of the Company's ITFS channel leases cannot exceed ten years from the time the lessee begins using the channel. The remaining initial terms of most of the Company's ITFS channel leases are approximately five to ten years. There is no restriction on the length of MDS channel leases, which frequently extend beyond the term of the underlying MDS license. However, in the event an MDS license is not renewed or is otherwise terminated, the authorization will no longer be valid, and the Company will have no rights under its lease to transmit on channels that are subject to such nonrenewed or terminated license.

      ITFS licenses generally are granted for a term of ten years and are subject to renewal by the FCC. Existing MDS licenses generally will expire on May 1, 2001 unless renewed. BTA authorizations expire ten years from the grant thereof, unless renewed. FCC licenses also specify construction deadlines which, if not met, could result in the loss of the license. Requests for additional time to construct a channel may be filed and are subject to review pursuant to FCC rules. The termination or non-renewal of a channel lease or of a channel license, or the failure to grant an application for an extension of the time to construct an authorized station, would result in the Company being unable to deliver programming on the channels authorized pursuant thereto.

      The Company contracts with EdNet for the commercial use of 20 ITFS channels in each of its Markets in the state of Mississippi. The term of the EdNet Agreement is 10 years from the date of issuance of certain construction permits, each of which was granted in 1992. The Company anticipates that, pursuant to the EdNet Agreement, the lease term will terminate on or about April 1, 2002, unless renewed prior thereto. The commercial use of these channels represents the majority of the Company's channels in Mississippi and the termination of, or inability to renew, the EdNet Agreement would have a material adverse effect on the Company's operations in its Mississippi
Markets. The Company has granted EdNet a security interest in all of its Mississippi equipment, transmitters and rights to use certain wireless cable channels (the "EdNet System") in order to secure the Company's performance under the EdNet Agreement, which generally requires the Company to install, operate and maintain a system sufficient to serve 95% of the population of the licensed geographic area of Mississippi by July 1, 1998. In the event of a default by the Company under the EdNet Agreement, EdNet will have the right to operate the EdNet System and derive all income from its operation. If EdNet assumes the operation of the EdNet System, the Company will be required to assign its interest in the EdNet Agreement and the EdNet System or to forfeit its interests in such assets. Although the Company does not believe that the termination of or failure to renew a single channel lease, other than that with EdNet, would materially adversely affect the Company, several of such terminations or failures to renew in one or more Markets that the Company actively serves could have a material adverse effect on the Company. In addition, the termination, forfeiture, revocation or failure to renew or extend an authorization or license held by the Company's lessors could have a material adverse effect on the Company.

      Dependence on Program Suppliers - The Company is dependent on fixed-term contracts with various program suppliers such as CNN, ESPN and HBO. Although the Company has no reason to believe that any such contracts will be canceled or will not be renewed upon expiration, if such contracts are canceled or not renewed, the Company will have to seek program material from other sources. There can be no assurance that other program material will be available to the Company on acceptable terms or at all or, if so available, that such material will be acceptable to the Company's subscribers.

      Physical Limitations of Wireless Cable Transmission - Reception of wireless cable programming generally requires a direct, unobstructed LOS from the headend to the subscriber's receive-site antenna. Therefore, in communities with tall trees, hilly terrain, tall buildings or other obstructions in the transmission path, wireless cable transmission can be difficult or impossible to receive at certain locations, and the Company may not be able to supply service to all potential subscribers. While the Company intends to employ low power repeaters to overcome LOS obstructions, there can be no assurance that it will be able to secure the necessary FCC authorizations. Based on the Company's installation and operating experience, the Company believes that its signal can be received directly by approximately 80% of the households within the Company's signal pattern in the Operating Systems, and an average of approximately 70% of the households within the Company's expected signal patterns for Future Launch Markets. In addition to limitations resulting from terrain, in limited circumstances extremely adverse weather can damage transmission and receive-site antennas, as well as other transmission equipment.

      Dependence on Existing Management - The Company is dependent in large part on the experience and knowledge of existing management. The loss of the services of one or more of the Company's current executive officers could have a material adverse effect upon the Company. Although, the Company has recently added new members to its management team, the Company believes that it will require additional management personnel as it commences operations in new Markets. The failure of the Company to attract and retain such personnel could have a material adverse effect on the Company.

Item 2.   Properties.

      The Company leases approximately 15,746 square feet of office space for its corporate headquarters in Baton Rouge, Louisiana under a lease that expires on April 30, 2001. The Company pays approximately $131,500 per year for such space. The Company currently leases approximately 4,440 square feet for its administrative and regional offices in Jackson, Mississippi, which lease expires on January 31, 2001. The Company pays approximately $56,500 per year for such space. The Company is currently in the process of moving its administrative and regional offices to a new location in Jackson, Mississippi, for which it leases approximately 14,200 square feet of office space expiring on December 31, 2002. The Company pays approximately $191,500 per year for such space The Company currently does and will, in the future, purchase or lease additional office space in other locations where it launches additional systems. In addition to office space, the Company also leases space on transmission towers located in its various markets. The Company believes that office space and space on transmission towers is readily available on acceptable terms in each of its Markets.

      The Company owns certain trademarks; however, the Company believes that its business is not materially dependent upon its ownership of any single trademark or group of trademarks.

Item 3.   Legal Proceedings.

      The Company is not a party to any litigation that would have a material
adverse  effect  on  its  business,  results   of  operations,  or  financial
condition.

Item 4.   Submission of Matters to a Vote of Security-Holders

      Not Applicable.

Item 4A.   Executive Officers of the Registrant

      The following table sets forth the name, age and position as of March 1, 1997 with respect to the Company's executive officers:

      Name                         Age                 Position
------------------------          -----   -----------------------------------
Henry M. Burkhalter                 48    President and Vice Chairman of
                                            the Board
Sean E. Reilly                      36    Chief Executive Officer
Henry G. Schopfer, III              50    Executive Vice President, Chief
                                            Financial Officer and Secretary
Alton C. Rye                        53    Executive Vice President-
                                            Operations
Bill R. Byer, Jr.                   39    Executive Vice President-
                                            Operations
Michael C. Ellis                    30    Vice President-Controller and
                                            Assistant Secretary


      Henry M. Burkhalter became a Director of the Company in April 1996 and President and Vice Chairman upon the consummation of the TruVision Transaction on July 29, 1996. Mr. Burkhalter had been Chairman of the Board of Directors, President and Chief Executive Officer of TruVision since its incorporation in April 1994. He has been the Chairman of Pacific Coast Paging, Inc. since 1990. From 1974 through 1992, he was the President and founder of Burkhalter & Company, a certified public accounting firm.

      Sean E. Reilly has served as Chief Executive Officer and Director of the Company since its founding in June 1995 and as Chief Executive Officer and President of the Company's predecessor since its founding in late 1993. Prior to joining the Company's predecessor, Mr. Reilly served as Vice-President of Real Estate/Mergers and Acquisitions, of Lamar Advertising Company, a publicly-traded outdoor advertising company. Mr. Reilly served in the Louisiana Legislature as a State Representative from March 1988 to January 1996.

      Henry G. Schopfer, III became Executive Vice President and Chief Financial Officer on December 9, 1996. He also serves as the Company's Secretary. From 1988 to 1996, Mr. Schopfer served as an Executive Officer with Daniel Industries, Inc., a Houston, Texas-based manufacturer of oil field related products, most recently as Vice President and Chief Financial Officer.

      Alton C. Rye became Executive Vice President-Operations of the Company in August 1995. Prior to joining the Company, Mr. Rye served as Vice President-Operations for Sammons Communications, Inc. ("Sammons"), of Dallas, Texas, which was the twelfth largest cable television company in the United States at the time it was sold. From August 1993 to August 1995, he was responsible for Sammons' largest operating division, which serviced approximately 350,000 subscribers. From May 1987 to August 1993, Mr. Rye served as Vice President-Finance, Chief Financial Officer and Treasurer of Sammons.

      Bill R. Byer, Jr. became Executive Vice President-Operations of the Company upon the consummation of the TruVision Transaction on July 29, 1996. Mr. Byer had been Executive Vice President and Chief Operating Officer of TruVision since 1994. From 1989 to 1994, he served as General Manager for MultiMedia CableVision, Inc., which operated a wireless cable system serving Oklahoma City, Oklahoma. From 1984 to 1989, he served as General Manager of Argonox Communications/Technivision, a wireless cable company, and from 1979 to 1984, he served as General Manager of Movie Systems, Inc., a wireless cable company serving the Milwaukee, Wisconsin, Indianapolis, Indiana, Oklahoma City, Oklahoma and Ft. Lauderdale and West Palm Beach, Florida markets. In total, he has over 15 years of experience in the wireless cable industry, managing several systems with an aggregate number of subscribers in excess of 50,000.

      Michael C. Ellis has served as Vice President-Controller of the Company since joining the Company in November of 1995 and Secretary from August 1996 to February 1997. In February 1997, Mr. Ellis was appointed Assistant Secretary of the Company. Prior to joining the Company, he was an associate partner in the financial reporting and consulting division of Postlethwaite and Netterville, a regional accounting and consulting firm. He was employed with Postlethwaite and Netterville from August 1988 to November 1995.


                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Matters

      The Common Stock began trading on the Nasdaq National Market in October 1995 under the symbol of "WIRL" at a price of $10.50 per share. The following table sets forth the high and low closing bid prices of the Common Stock as reported by the Nasdaq National Market.

                                                      Market Price
                                                   -------------------

Fiscal Period                                      High           Low
-------------                                      ----           ---
1995:
Fourth Quarter (from October 18, 1995)           $ 17-1/4      $ 11-3/4

1996:
First Quarter                                    $ 16-3/4      $ 13-3/4

Second Quarter                                   $ 20-1/4      $ 13

Third Quarter                                    $ 18          $ 14-1/4

Fourth Quarter                                   $ 14          $  5-7/8

1997:
First Quarter (through March 14, 1997)           $  7          $  2-5/8


       The Company has never declared or paid any cash dividends on the Common Stock and does not presently intend to pay cash dividends on the Common Stock in the foreseeable future. The Company intends to retain future earnings for reinvestment in its business. In addition, the Company's ability to declare or pay cash dividends is affected by the ability of the Company's present and future subsidiaries to declare and pay dividends or otherwise transfer funds to the Company because the Company conducts its operations entirely through its subsidiaries. Certain agreements related to the Company's indebtedness significantly restrict the Company's ability to pay dividends on the Common Stock. Future loan facilities, if any, obtained by the Company or its subsidiaries may prohibit or restrict the payment of dividends or other distributions by the Company to its stockholders and the payment of dividends or other distributions by the Company's subsidiaries to the Company. Subject to such limitations, the payment of cash dividends on the Common Stock will be within the discretion of the Company's Board of Directors and will depend upon the earnings of the Company, the Company's capital requirements, applicable corporate law requirements and other factors that are considered relevant by the Company's Board of Directors.

      At March 1, 1997, there were approximately 130 holders of the Company's Common Stock.

Item 6.   Selected Financial Data

      The selected consolidated financial data presented as of December 31, 1993, 1994, 1995 and 1996 and for the period from February 4, 1993 (inception) to December 31, 1993, and for the years ended December 31, 1994, 1995 and 1996 are derived from the consolidated financial statements of the Company and its subsidiaries, which financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1995 and 1996, and for the years ended December 31, 1994, 1995 and 1996, and the report thereon are included elsewhere in this Form 10-K. The financial statements for the year ended December 31, 1995 reflect the operating results of the Company for the period from January 1, 1995 through October 18, 1995 and the combined results of the Company and the certain assets acquired in October 1995 from Heartland Wireless Communications, Inc. for the period from October 19, 1995 through December 31, 1995. The financial statements for the year ended December 31, 1996 reflect the operating results of the Company for the period from January 1, 1996 through July 28, 1996 and the combined results of the Company and TruVision for the period from July 29, 1996 through December 31, 1996. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements (including the notes thereto) of the Company contained elsewhere in this report.

                                      Period From
                                   February 4, 1993              Year Ended December 31,
                                    (inception) to    -------------------------------------------
                                  December 31, 1993        1994           1995           1996
                                  -----------------   ------------   ------------   -------------
Statement of Operations Data:
  Total revenues                     $        -       $    399,319   $  1,410,318   $  11,364,828
                                     ----------       ------------   ------------   -------------
  Operating expenses:
    Systems operations                   24,429            274,886        841,819       5,316,190
    Selling, general and
      administrative expenses           110,281          1,800,720      4,431,839      18,659,100
    Depreciation and amortization        27,489            413,824      1,783,066      11,625,507
                                     ----------       ------------   ------------   -------------
  Total operating expenses              162,199          2,489,430      7,056,724      35,600,797
                                     ----------       ------------   ------------   -------------
  Operating loss                       (162,199)        (2,090,111)    (5,646,406)    (24,235,969)
  Interest expense and
      other, net                           (411)          (171,702)    (2,046,068)    (20,134,426)
                                     ----------       ------------   ------------   -------------
  Loss before income taxes             (162,610)        (2,261,813)    (7,692,474)    (44,370,395)
  Income tax benefit                          -                  -              -       4,700,000
                                     ----------       ------------   ------------   -------------
  Net loss                           $ (162,610)      $ (2,261,813)  $ (7,692,474)  $ (39,670,395)
  Preferred stock dividends and
    discount accretion                        -                  -       (786,389)              -
                                     ----------       ------------   ------------   -------------
  Net loss applicable to
      common stock                   $ (162,610)      $ (2,261,813)  $ (8,478,863)  $ (39,670,395)
                                     ==========       ============   ============   =============
  Net loss per common share          $    (0.30)      $      (1.21)  $      (2.02)  $       (2.65)
                                     ==========       ============   ============   =============
  Weighted average common shares
    outstanding                         538,127          1,863,512      4,187,736      14,961,934
                                     ==========       ============   ============   =============

                                                              December 31,
                                     -----------------------------------------------------------
                                        1993               1994          1995           1996
                                     -----------      ------------   ------------   ------------
Balance Sheet Data:
   Working capital                   $   57,786       $ (1,537,244)  $122,084,511   $106,676,500(1)
   Total assets                         514,223          8,914,224    213,799,874    395,609,362
   Current portion of long-term
     debt                                 4,714          1,457,295        376,780      3,169,383
   Long-term debt                        14,903          2,839,602    150,871,267    299,909,221
   Deferred taxes                             -                  -              -      6,500,000
   Total stockholders' equity           458,370          4,343,713     55,649,687     70,606,682

______________________________

(1) Includes approximately $17,637,839 and $18,149,180 of funds held in escrow at December 31, 1995 and 1996 respectively to be used to pay interest due on the Company's 13% Senior Notes due 2003.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with the financial statements (including the notes thereto) included elsewhere in this Annual Report.

      This Management's Discussion and Analysis of Financial Condition and Results of Operations pertain solely to the historical financial statements contained herein.

      The results of operations for the years ended December 31, 1994, 1995, and 1996, were prepared based on the historical results of the Company. On October 18, 1995, the Company acquired certain assets of Heartland Wireless Communications, Inc., (the "Heartland Division") in exchange for approximately 3.5 million shares of Common Stock and $10 million in notes. As a result, the results of operations for the year ended December 31, 1995 includes the operating results of the Company for the period from January 1, 1995 through October 18, 1995 and the combined operating results of the Company and the Heartland Division for the period from October 19, 1995 through December 31, 1995. On July 29, 1996, the Company merged with TruVision in exchange for approximately 3.4 million shares of the Company's common stock. As a result, the results of operations for the year ended December 31, 1996 includes the operating results of the Company for the period from January 1, 1996 through July 28, 1996 and the combined operating results of the Company and TruVision from July 29, 1996 to December 31, 1996. Period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the acquisition of the Heartland Division, the TruVision Transaction and the development of the Company's business and system launches during the periods presented.

Overview

      Since its inception, the Company has significantly increased its Operating Systems and number of subscribers. This controlled growth has been achieved from internal expansion and through acquisitions and mergers. The Company has sustained substantial net losses, primarily due to fixed operating costs associated with the development of its systems, interest expense and charges for depreciation and amortization. The Company expects to experience positive system EBITDA in the second half of 1997 and consolidated EBITDA (net income (loss) plus interest expense, income tax expense, depreciation and amortization expense and all other non-cash charges less any non-cash items which have the effect of increasing net income or decreasing net loss) in the first half of 1998. The Company had five Operating Systems achieve positive EBITDA for 1996 and 11 Operating Systems positive for the month of December, 1996. None of the Company's remaining systems had turned EBITDA positive as of December 1996, primarily as a result of their early stages of development and number of subscribers. The Company does not anticipate being able to generate net income until after the year 2001, and there can be no assurance that other factors, such as, but not limited to, economic conditions, its inability to raise additional financing or disruptions in its operations, will not result in further delays in operating on a profitable basis. Losses may increase as operations in additional systems are commenced or acquired.

      "System EBITDA" means net income (loss) plus interest expense, income tax expense, depreciation and amortization expense and all other non-cash charges, less any non-cash items which have the effect of increasing net income or decreasing net loss, for a system and includes all selling, general and administrative expenses attributable to employees in that system. For the periods presented there are no such non-cash items. Information with respect to EBITDA is included herein because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. EBITDA is not intended to represent cash flows, as determined in accordance with generally accepted accounting principles, nor has it been presented as an alternative to operating income or as an indicator of operating performance and should not be considered as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

Year 1996 Compared to the Year 1995

      Revenues - The Company's revenues consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for 1996 were $11.4 million as compared to $1.4 million for 1995, an increase of $10.0 million or 714%. This increase in revenues was primarily due to the average number of subscribers increasing from 5,015 to 40,420 subscribers for the years 1995 and 1996, respectively. At December 31, 1995, the Company had 7,525 subscribers versus 69,825 at December 31, 1996. Approximately 34% of the subscriber increase was attributable to same system growth (growth in systems in operation at the beginning of the year and growth in systems acquired during the year from the date of acquisition), 30% was attributable to growth from the 14 new systems launched during 1996, and 36% was attributable to the acquisition of eight Operating Systems.

      Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides and certain repairs and maintenance expenditures. Programming costs, cost of program guides, and channel lease payments (with the exception of minimum payments) are variable expenses which increase as the number of subscribers increases. Systems operations expenses for 1996 were $5.3 million (46% of revenue) as compared to $0.8 million (57% of revenue) for 1995, reflecting an increase of $4.5 million or 562%. This increase is attributable primarily to the increase in the average number of subscribers in 1996 compared to 1995 as outlined above. As a percent of revenues, systems operations expenses have decreased as more systems mature.

      Selling, General and Administrative - Selling, general and administrative ("SG&A") expenses for 1996 were $18.7 million (164% of revenue) compared to $4.4 million (314% of revenue) for 1995, an increase of $14.3 million or 325%. The Company has experienced increasing SG&A expenses as a result of its increased wireless cable activities and associated administrative costs including costs related to opening, acquiring and maintaining additional offices and compensation expense. The increase is due primarily to increases in personnel costs, advertising and marketing expenses, and other overhead expenses required to support the expansion of the Company's operations. As a percent of revenues, selling general and administrative expenses have decreased as more systems mature.

      The Company believes such SG&A costs will not stabilize until 1998 when all Markets are expected to be launched. At that time, administrative expenses should remain constant with selling and general expense stabilizing when desired penetration rates are achieved. In order for such stabilization to occur within this time period, however, the current system launch schedule must be met and desired penetration rates must be achieved.

      Depreciation and Amortization Expense - Depreciation and amortization expense for 1996 was $11.6 million versus $1.8 million for 1995, an increase of $9.8 million or 544%. The increase in depreciation expense during the period was due to additional capital expenditures related to the launch of new systems and acquisitions of Operating Systems. In addition, amortization of leased license costs increased due to new launches and the acquisition of additional channel rights.

      Interest Expense - Interest expense for 1996 was $28.1 million versus $4.1 million for 1995, an increase of $24 million or 585%. This increase in interest expense is due to the issuance of the 1995 Senior Notes in October 1995, and the issuance of the 1996 Senior Discount Notes in August 1996 (each as defined in "-Liquidity and Capital Resources").

      Interest Income - Interest income in 1996 was $8.1 million versus $2.0 million for 1995, an increase of $6.1 million or 305%. This increase in interest income is due to the investment of net proceeds from the 1995 and 1996 Unit Offerings (each as defined in "-Liquidity and Capital Resources").

Year 1995 Compared to the Year 1994

      Revenues - The Company's revenues for the year ended December 31, 1994 were $.4 million. Subscription revenues from new subscribers totaled $.25 million or 67% of revenues. Equipment sales and other revenues accounted for $.10 million and $.05 million, respectively, in 1994. All revenues were related to the Lafayette, Lake Charles, and Wharton Systems, each of which was launched during 1994.

      For the year ended December 31, 1995 revenues, which were all subscription revenues, were $1.4 million. The increase in subscription revenues of $1.15 million or 460% over 1994 was primarily attributable to the acquisition of the Heartland Division in October 1995, the launch of the Bryan/College Station and Pensacola Systems and the increase in revenues from the Company's existing Operating Systems. This increase in revenues from existing Operating Systems was primarily due to the Wharton and Lake Charles Systems being operational for 12 months in 1995 versus seven and eight months, respectively, for 1994, and an increase in average monthly subscribers in 1995 over 1994 for the Lafayette System.

      Systems Operations Expense - For the year ended December 31, 1995, systems operations expense amounted to $.8 million as compared to $.3 million for the prior-year period. The increase was primarily attributable to the increase in the number of subscribers and new market launches.

      Selling General and Administrative Expense - SG&A increased to $4.4 million as compared to $1.8 million for the prior period. The $2.6 million increase was due primarily to increase in personnel costs, advertising and marketing expenses, and other overhead expenses required to support the expansion of the Company's operations.

      Depreciation and Amortization Expense - Depreciation and amortization expense was $1.8 million or the year ended December 31, 1995, compared to $.4 million for the same period in 1994. The increase was primarily attributable to additional costs incurred by the Company through its acquisition of the Heartland Division and the development and implementation of the Company's operating plan.

      Interest Income - For the year ended December 31, 1995, the Company earned $1.4 million on its cash equivalents and $.6 million from the funds escrowed in connection with the investment of net proceeds from the 1995 Unit Offering (as defined in "-Liquidity and Capital Resources").

      Interest Expense - Interest expense in 1994 was $.17 million. During 1994, the Company established a $3.0 million revolving credit facility from a bank secured by subscription receivables. The revolving credit facility accounted for $.05 million of interest expense in 1994. The outstanding balance on the facility at December 31, 1994 amounted to $1.1 million. Additionally, the Company issued two discount notes that related to the acquisition of channel rights in Pensacola and Panama City, Florida. The discount notes have a face value of $3.7 million and are due in installments through 1997. Interest expense related to the notes during 1994 amounted to $.1 million. The subsidiary of the Company that owns and operates the
Bryan/College  Station  System  has  outstanding  a  $.15 million convertible debenture that bears interest at the prime rate. The debenture is convertible at the option of the holder into a 20% minority interest in such subsidiary and is callable at a fixed price.

      Interest expense in 1995 was $4.0 million. The revolving credit facility was repaid in full from the proceeds of the private placement of redeemable convertible preferred stock in April 1995. Interest expense of $.04 million was incurred in 1995 from this revolving credit facility. In October 1995, the Company issued an aggregate principal amount of $150 million of its 1995 Senior Notes (as defined in "-Liquidity and Capital Resources"). At December 31, 1995, interest expense of $3.7 million was incurred on the 1995 Senior Notes. Interest expense for the two discount notes described in the above paragraph was $.3 million for the year ended December 31, 1995. Interest expense on the convertible debenture related to the Bryan/College Station System was $.01 million for the year ended December 31, 1995.

Liquidity and Capital Resources

      The wireless cable television business is capital intensive. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' premises (ii) the construction of transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems and (v) investments in vehicles and administrative offices. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets, to construct or acquire its operating systems, to commence construction of operating systems in different markets and to finance initial operating losses.

      In order to finance the expansion of its operating systems and the launch of additional markets, in October 1995, the Company completed the initial public offering of 3,450,000 shares of its common stock. "Common Stock Offering". The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrently, the Company issued 150,000 units (the "1995 Unit Offering") consisting of $150 million aggregate principal amount of senior notes due 2003 (the "1995 Senior Notes") and 450,000 warrants to purchase an equal number of shares of Common Stock at an exercise price of $11.55 per share. The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the units into an escrow account to cover the first three years' interest payments on the 1995 Senior Notes as required by terms of the indenture governing the 1995 Senior Notes.

      In August 1996, the Company issued 239,252 units (the "1996 Unit Offering") consisting of $239 million aggregate principal amounts of senior discount notes (the "1996 Senior Discount Notes") and 239,252 warrants to purchase 544,059 shares of Common Stock at an exercise price of $16.64 per share. The Company received $118.6 million after expenses. The proceeds are being used to fund the business plan of the newly acquired markets from the TruVision Transaction and to fund the launch and expansion of existing markets.

      For the year ended December 31, 1994, cash used in operating activities was $1.7 million consisting primarily of net loss of $2.3 million and an increase in receivables and prepaid expenses of $.2 million, offset by an increase in accounts payable and accrued expenses of $.2 million, depreciation and amortization of $.4 million, and non-cash expenses of $.2 million. For the year ended December 31, 1994, cash used in investing activities was $8.2 million, consisting primarily of capital expenditures and payments for licenses and organizational costs of approximately $3.1 million and $5.1 million, respectively. These investing activities principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as Future Launch Markets and certain license and organization costs related to those Markets. For the ended December 31, 1994, cash provided by financing activities was $9.8 million, consisting primarily of $5.6 million from the issuance of 1,475,823 shares of Common Stock and $4.3 million from the issuance of long-term debt associated with license acquisition costs in Future Launch Markets, offset by $.01 million in repayments of long-term debt.

      For the year ended December 31, 1995, cash used in operating activities was $.6 million, consisting primarily of a net loss of $7.7 million and an increase in receivables and prepaid expenses of $.6 million and $.4 million, respectively, offset by an increase in accounts payable and accrued expenses of $6 million, and depreciation and amortization of $1.8 million, and net non-cash expenses of $.3 million. For the year ended December 31, 1995, cash used in investing activities was $71.3 million, consisting primarily of $53.2 million applied to purchase marketable investment securities to establish the escrow account relating to the 1995 Senior Notes and capital expenditures and payments for licenses and organizational costs of approximately $9.8 million and $6.8 million, respectively. In addition, the Company made investments and purchased other assets at a cost of approximately $1.5 million. The capital expenditures and acquisition costs principally related to the purchase of equipment in certain of the Company's Operating Systems, as well as Future Launch Markets and certain license and organizational costs related to those Markets. For the year ended December 31, 1995, cash flows provided by financing activities were $182.3 million, consisting of $144.8 million in proceeds from the issuance of long-term debt, $35 million in proceeds from the issuance of common stock, and $14.3 million in proceeds from the issuance of redeemable preferred stock, offset by $11.5 million in repayments of long-term debt and $.3 million in payments for debt issue cost.

      For the year ended December 31, 1996, cash used in operating activities was $22.2 million consisting primarily of a net loss of $39.7 million offset by an increase in accounts payable and accrued expenses of $3.3 million, an increase in receivables and prepaids of $1.0 million, a decrease in deposits of $.9 million, depreciation and amortization of $11.6 million, non-cash income of $5.7 million and non-cash expenses of $8.4 million. For the year ended December 31, 1996, cash used in investing activities was $89.8 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $60.4 million and $43.9 million, respectively. In addition, the Company received proceeds from the maturities of securities of $17.3 million, and made investments and purchased other assets at a cost of approximately $2.8 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as Future Launch Markets and certain license and organization costs related to those markets. For the year ended December 31, 1996, cash flows provided by financing activities were $106 million, consisting of $120.7 million in proceeds from the issuance of long term debt and $.03 million in proceeds from the issuance of common stock, offset by $13.1 million in repayments of long-term debt and $1.6 million in payments for debt issue costs.

      Historically, the Company has generated operating and net losses and can be expected to do so for at least the foreseeable future as it continues to develop additional operating systems. Such losses may increase as operations in additional systems are commenced or acquired. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. As the Company continues to develop systems, EBITDA from more mature systems is expected to be partially or completely offset by negative EBITDA from less developed systems and from development costs associated with establishing systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. Based on its current system launch schedule and targeted penetration and subscriber revenue rates, the Company believes it will reach a subscriber level in its more mature systems (those systems with positive System EBITDA) in the fourth quarter of 1997 to generate revenues sufficient to offset these operating and development costs. EBITDA is used to measure performance in the wireless cable industry. However, EBITDA does not purport to represent cash provided by or used by operating activities and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

      The Company made capital expenditures, exclusive of acquisitions of wireless cable systems and additions to leased license acquisition costs, of approximately $9.8 million and $60.4 million for the years ended December 31, 1995 and 1996, respectively. These expenditures primarily relate to the purchase of equipment in the Company's Operating Systems, as well as in Future Launch Markets. The Company estimates that $87 million in capital expenditures will be required over the next twelve months to continue to fund growth in its Operating Systems and Future Launch Markets.

      Based on the factors and results discussed above, the Company believes that the $105 million in unrestricted cash at December 31, 1996 is sufficient to meet its expected capital and operating needs at least over the next nine to twelve months.

      Subject to the limitations of the indentures governing the 1995 Senior Notes and the 1996 Senior Discount Notes, in order to accelerate its growth rate and to finance general corporate activities and the launch or build-out of additional systems, the Company may supplement its existing sources of funding with financing arrangements at the operating system level or through additional borrowings, the sale of additional debt or equity securities, including a sale to strategic investors, joint ventures or other arrangements, if such financing is available to the Company on satisfactory terms.

      As a result of issuing the 1995 Senior Notes and the 1996 Senior Discount Notes and the possible incurrence of additional indebtedness, the Company will be required to satisfy significant debt service requirements. Following the disbursement of all of the funds in the escrow account in October 1998, a substantial portion of the Company's cash flow will be devoted to debt service on the 1995 Senior Notes. Additionally, beginning on August 1, 2001, cash interest will begin to accrue on the 1996 Senior Discount Notes and thereafter a substantial portion of the Company's cash flow will be devoted to such debt service. The ability of the Company to make payments of principal and interest will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments when due on the 1995 Senior Notes and the 1996 Senior Discount Notes or other indebtedness of the Company. If the Company is unable to meet interest and principal payments in the future, it may, depending upon circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. The incurrence of additional indebtedness is restricted by the indentures governing the 1995 Senior Notes and the 1996 Senior Discount Notes.

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


Item 8.   Financial Statements and Supplementary Data.

      The information required by Item 8 is set forth on pages F-1 through F-21 of this Form 10-K. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not Applicable.

                                  PART III

Item 10.   Directors and Executive Officers of the Registrant.

      Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.   Executive Compensation.

      Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

      Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1997 Annual Meeting of Stockholders and incorporated herein by reference.

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.

    (a)(1)  Financial Statements  -  Reference is made to Item 8 hereof.

    (a)(2) Financial Statement Schedule - The following financial statement schedule of the Company for the years ended December 31, 1994, 1995 and 1996 is included in this Form 10-K on page F-22.

                  Schedule II Valuation and Qualifying Accounts. All other financial statement schedules have been omitted because they are inapplicable or the required information is included elsewhere herein.

    (a)(3) Exhibits - See the Exhibit Index beginning on page E-1 hereof. The Company will furnish to any eligible stockholder, upon written request of such stockholder, a copy of any exhibit listed, upon the payment of a reasonable fee equal to the Company's expenses in furnishing such exhibit.

    (b) Reports on Form 8-K - The Company filed current reports on Form 8-K on October 17, 1996 (Item 7) and on October 30, 1996 (Items 5 and
         7). As part of the October 30, 1996 report, the Company filed (i) the Company's pro forma balance sheet as of June 30, 1996 and pro forma statements of operations for the year ended December 31, 1995 and the six months ended June 30, 1996; (ii) TruVision's balance sheets as of December 31, 1994 and 1995 and as of June 30, 1996, Statement of Operations for the periods from inception (November 2,
         1995) to December 31, 1993, January 1, 1994 through August 24, 1994 and August 25, 1994 through December 31, 1994 and for the year ended December 31, 1995 and the six months ended June 30, 1995 and 1996, Statements of Partners Capital for the periods from inception (November 2, 1993) to December 31, 1993 and January 1, 1994 through August 24, 1994; Statement of Changes in Stockholders Equity for the period from August 25, 1994 through December 31, 1994 and for the year ended December 31, 1995 and for the six months ended June 30, 1995 and 1996, and Statements of Cash Flows for the periods from inception (November 2, 1993) to December 31, 1993, January 1, 1994 through August 24, 1994, August 25, 1994 through December 31, 1994 and for the year ended December 31, 1995 and the six months ended June 30, 1995 and 1996; and (iii) the combined balance sheets as of December 31, 1994, December 31, 1995 and June 30, 1996; Combined Statements of Operations and Accumulated Deficit for the years ended December 31, 1993, 1994 and 1995 and for the six months ended June 30, 1995 and 1996 and Combined Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995 and for the six months ended June 30, 1995 and 1996 of Madison Communications, Inc. and Beasley Communications, Inc.


                              Wireless One, Inc.,
                                and Subsidiaries

Independent Auditors' Report............................................. F-2

Consolidated Balance Sheets as of December 31, 1995 and 1996............. F-3

Consolidated Statements of Operations for the years ended
  December 31, 1994, 1995, and 1996...................................... F-4

Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1994, 1995, and 1996.......................... F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1994, 1995, and 1996...................................... F-6

Notes to Consolidated Financial Statements............................... F-7


                    Independent Auditors' Report


The Board of Directors
Wireless One, Inc.:


We have audited the accompanying consolidated balance sheets of Wireless One, Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless One, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG PEAT MARWICK LLP


New Orleans, Louisiana
February 21, 1997


                           WIRELESS ONE, INC.

                      Consolidated Balance Sheets
                      December 31, 1995 and 1996

         Assets                                                 1995             1996
         ------                                            --------------   --------------
Current assets:
   Cash and cash equivalents                               $  110,380,329   $  104,448,583
   Marketable investment securities - restricted
     (note 5)                                                  17,637,839       18,149,180

   Subscriber receivables, less allowance for doubtful
     accounts of $73,641 and $292,619 in 1995 and 1996,
     respectively                                                 143,633          998,734
   Accrued interest and other receivables                         405,241          464,166
   Prepaid expenses                                               796,389        1,149,296
                                                           --------------   --------------

      Total current assets                                    129,363,431      125,209,959

Property and equipment, net (note 6)                           14,266,755       82,636,712
License and leased license investment, net of
  accumulated amortization of $548,283 and
  $2,823,658 in 1995 and 1996, respectively                    26,724,238      154,444,536
Marketable investment securities - restricted (note 5)         35,755,505       18,885,565
Other assets (note 7)                                           7,689,945       14,432,590
                                                           --------------   --------------

                                                           $  213,799,874   $  395,609,362
                                                           ==============   ==============
        Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable                                        $   2,356,707    $    4,105,994
   Accrued expenses                                              862,100         6,775,218
   Accrued interest                                            3,683,333         4,482,864
   Current maturities of long-term debt (note 8)                 376,780         3,169,383
                                                           -------------    --------------

     Total current liabilities                                 7,278,920        18,533,459

Long-term debt (note 8)                                      150,871,267       299,909,221
Deferred taxes (note 9)                                                -         6,500,000
                                                           -------------    --------------
                                                             158,150,187       324,942,680

Redeemable convertible preferred stock, $.01 par
  value, 15,000 shares authorized, no shares
  issued or outstanding (note 10)                                      -                 -

Stockholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares
     authorized, no shares issued or outstanding                       -                 -
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 13,498,752 and 16,946,697 shares
     issued and outstanding in 1995 and 1996, respectively       134,988           169,467
   Additional paid-in capital                                 65,631,596       120,284,507
   Accumulated deficit                                       (10,116,897)      (49,787,292)
                                                           -------------    --------------

     Total stockholders' equity                               55,649,687        70,666,682
                                                           -------------    --------------
   Commitments and contingencies (note 13)                             -                 -
                                                           -------------    --------------
                                                           $ 213,799,874    $  395,609,362
                                                           =============    ==============

See accompanying notes to consolidated financial statements.

                               WIRELESS ONE, INC.

                      Consolidated Statements of Operations
                  Years Ended December 31, 1994, 1995, and 1996

                                                1994             1995             1996
                                            ------------     ------------    --------------
Revenues                                    $    399,319     $  1,410,318    $   11,364,828
Operating expenses:
  Systems operations                             274,886          841,819         5,316,190
  Selling, general and administrative          1,800,720        4,431,839        18,659,100
  Depreciation and amortization                  413,824        1,783,066        11,625,507
                                            ------------     ------------    --------------
                                               2,489,430        7,056,724        35,600,797
                                            ------------     ------------    --------------
     Operating loss                           (2,090,111)      (5,646,406)      (24,235,969)
                                            ------------     ------------    --------------
Other income (expense):
     Interest expense                           (171,702)      (4,070,184)      (28,087,948)
     Interest income                                   -        2,024,116         8,146,958
     Equity in losses of investee (note 7)             -                -          (193,436)
                                            ------------     ------------    --------------
        Total other expense                     (171,702)      (2,046,068)      (20,134,426)

        Loss before income taxes              (2,261,813)      (7,692,474)      (44,370,395)

Income tax benefit (note 9)                            -                -         4,700,000
                                            ------------     ------------    --------------
        Net loss                              (2,261,813)      (7,692,474)      (39,670,395)

Preferred stock dividends and discount
  accretion (note 10)                                  -         (786,389)                -
                                            ------------     ------------    --------------
Net loss applicable to common stock         $ (2,261,813)    $ (8,478,863)   $  (39,670,395)
                                            ============     ============    ==============
Net loss per common share                   $      (1.21)           (2.02)            (2.65)
                                            ============     ============    ==============
Weighted average common shares outstanding     1,863,512        4,187,736        14,961,934
                                            ============     ============    ==============

See accompanying notes to consolidated financial statements.


                               WIRELESS ONE, INC.
                Consolidated Statements of Stockholders' Equity
                 Years Ended December 31, 1994, 1995, and 1996

                                              Additional
                                  Common       paid-in      Subscriptions     Accumulated
                                   Stock       capital        receivable        deficit           Total
                                 ---------  -------------    ------------    -------------    -------------
Balance at January 1, 1994       $   5,381  $     834,619    $   (219,020)   $    (162,610)   $     458,370

Issuance of 1,475,823
  shares of common stock            14,758      9,145,242      (8,660,000)               -          500,000

Collections of subscriptions
  receivable                             -              -       5,647,156                -        5,647,156

Net loss                                 -              -               -       (2,261,813)      (2,261,813)
                                 ---------  -------------    ------------    -------------    -------------
Balance at December 31, 1994        20,139      9,979,861      (3,231,864)      (2,424,423)       4,343,713

Collections of subscriptions
  receivable                             -              -       3,231,864                -        3,231,864

Conversion of redeemable
  preferred stock and warrants
  into 4,524,512 shares
  of common stock                   45,246     14,453,442               -                -       14,498,688

Issuance of 3,450,000
  shares of common stock
  pursuant to initial
  public offering                   34,500     32,340,708               -                -       32,375,208

Issuance of 750,000 warrants             -      3,015,000               -                -        3,015,000

Issuance of 3,510,290
  shares of common stock
  in purchase transactions          35,103      6,628,974               -                -        6,664,077

Preferred stock dividends
  and accretion of discount              -       (786,389)              -                -         (786,389)

Net loss                                 -              -               -       (7,692,474)      (7,692,474)
                                 ---------  -------------    ------------    -------------    -------------
Balance at December 31, 1995       134,988     65,631,596               -      (10,116,897)      55,649,687

Issuance of 3,442,945
  shares of common stock
  in purchase transactions          34,429     48,166,801               -                -       48,201,230

Issuance of stock options
  in purchase transactions               -      1,401,723               -                -        1,401,723

Issuance of warrants to
  purchase 544,059 shares
  of common stock                        -      5,053,387               -                -        5,053,387

Issuance of 5,000 shares of
  common stock upon exercise
  of employee stock options             50         31,000               -                -           31,050

Net loss                                 -              -               -      (39,670,395)     (39,670,395)
                                 ---------  -------------    ------------    -------------    -------------
Balance at December 31, 1996     $ 169,467  $ 120,284,507    $          -    $ (49,787,292)   $  70,666,682
                                 =========  =============    ============    =============    =============

            See accompanying notes to consolidated financial statements.

                               WIRELESS ONE, INC.

                    Consolidated Statements of Cash Flows
                Years Ended December 31, 1994, 1995, and 1996


                                                  1994            1995             1996
                                            --------------  ---------------   ---------------
Cash flows from operating activities:
  Net loss                                  $  (2,261,813)  $   (7,692,474)   $  (39,670,395)
  Adjustments to reconcile net loss to
    net cash used in operating activities:
      Bad debt expense                            54,608           196,281           371,349
      Depreciation and amortization              413,824         1,783,066        11,625,507
      Amortization of debt discount              104,767           328,301         7,845,537
      Accretion of interest income                     -          (213,230)         (976,638)
      Deferred income tax benefit                      -                 -        (4,700,000)
        Equity in losses of investee                   -                 -           193,436
        Changes in assets and liabilities:
          Receivables                           (167,277)         (571,957)         (868,890)
          Prepaid expenses                       (46,515)         (468,707)         (145,949)
          Deposits                                     -                 -           917,796
          Accounts payable and accrued
            expenses                             237,378         6,004,541         3,265,187
                                            ------------    --------------    --------------
            Net cash used in operating
              activities                      (1,665,028)         (634,179)      (22,143,060)
                                            ------------    --------------    --------------
Cash flows from investing activities:
  Purchase of investments and other assets      (102,000)       (1,533,446)       (2,778,012)
  Capital expenditures                        (2,960,842)       (9,805,057)      (60,408,418)
  Acquisition of license investment           (5,156,054)       (6,762,415)      (43,898,328)
  Purchase of marketable investment
    securities                                         -       (53,180,114)                -
  Proceeds from maturities of securities               -                 -        17,335,237
                                            ------------    --------------    --------------
            Net cash used in investing
              activities                      (8,218,896)      (71,281,032)      (89,749,521)
                                            ------------    --------------    --------------
Cash flows from financing activities:
  Proceeds from issuance of long-term
    debt and warrants                          4,275,819       144,764,902       120,624,614
  Principal payments on long-term debt          (103,306)      (11,502,054)      (13,089,874)
  Debt issuance costs                                  -          (343,839)       (1,604,955)
  Issuance of common stock                     5,647,156        35,008,396            31,050
  Issuance of redeemable preferred stock               -        14,343,654                 -
                                            ------------    --------------    --------------
            Net cash provided by financing
              activities                       9,819,669       182,271,059       105,960,835
                                            ------------    --------------    --------------
            Net increase (decrease) in cash      (64,255)      110,355,848        (5,931,746)

Cash and cash equivalents at beginning
  of period                                       88,736            24,481       110,380,329
                                            ------------    --------------    --------------
Cash and cash equivalents at end of period  $     24,481    $  110,380,329    $  104,448,583
                                            ============    ==============    ==============

See accompanying notes to consolidated financial statements.
                               WIRELESS ONE, INC.

                   Notes to Consolidated Financial Statements
                         December 31, 1995 and 1996

(1)  Description  of  Business  and  Summary  of  Significant  Accounting
     Policies

     (a) Nature of Operations

         Wireless One Inc. is engaged in the business of developing, owning, and operating wireless cable television systems primarily in select southern and southeastern United States markets.

     (b) Consolidation Policy

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

     (c) Property and Equipment

         Property and equipment are stated at cost and include the cost of transmission equipment as well as subscriber installations. The Company capitalizes the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials and equipment on subscriber premises, installation labor, overhead charges and direct commissions.

         Depreciation and amortization are recorded on a straight-line basis for financial reporting purposes over the estimated useful lives of the assets. Any unamortized balance of the nonrecoverable portion of the cost of a subscriber installation is fully depreciated upon subscriber disconnection and the related cost and accumulated depreciation are removed from the balance sheet. Repair and maintenance costs are charged to expense when incurred; renewals and betterments are capitalized.

         Equipment awaiting installation consists primarily of accessories, parts and supplies for subscriber installations, and is stated at the lower of average cost or market on a first in first out basis.

     (d) License and Leased License Investment

         Licenses and leased license investment consists primarily of costs incurred in connection with the Company's acquisition of channel rights. Channel rights represent the right to utilize all of the capacity on channels operated under a license received from the Federal Communications Commission ("FCC"). These assets are recorded at cost and amortized using the straight-line method over the assets estimated useful lives, usually 10-20 years, beginning with inception of service in each market. Amortization expense for the years ended December 31, 1994, 1995 and 1996 was $191,915, $574,169 and $2,275,374
         respectively. As of December 31, 1995 and 1996, approximately $17,809,000 and $76,269,000 of channel rights were not subject to amortization.

     (e) Long Lived Assets

         Effective January 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement had no impact on the financial position or results of operations of the Company.

         The Company periodically evaluates the propriety of the carrying amounts of the license and leased license investment and
         property   and  equipment  in  each  market,  as  well  as   the
         depreciation  and   amortization  periods   based  on  estimated
         undiscounted future cash flows and other factors to determine whether current events or circumstances warrant adjustments to the carrying amounts or a revised estimate of the useful life. If warranted, an impairment loss would be recognized to reduce the carrying amount of the related assets to management's estimate of the fair value of the individual license and related property and equipment.

     (f) Revenue Recognition

         Revenues from subscribers are recognized in the month that the service is provided.

     (g) Income Taxes

         The Company utilizes the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         A valuation allowance is provided to reduce the carrying value of deferred tax assets to an amount which more likely than not will be realized. Changes in the valuation allowance represent changes in an estimate and are reflected as an adjustment to income tax expense in the period of the change.

     (h) Net Loss Per Common Share

         Net loss per common share is based on the net loss applicable to common stock divided by the weighted average number of common shares outstanding during the period presented. Shares issuable upon exercise of stock options and warrants are antidilutive and have been excluded from the calculation.

     (i) Debt Issuance Costs

         Costs incurred in connection with issuance of the Company's 1995 Senior Notes and 1996 Senior Discount Notes (see note 8) are included in other assets and are being amortized using the interest method over the term of the notes.

     (j) Cash and Cash Equivalents

         Cash and cash equivalents includes cash and temporary cash investments that are highly liquid and have original maturities of three months or less.

     (k) Use of Estimates

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


     (l) Marketable Investment Securities

         Investments in marketable securities at December 31, 1995 and 1996 consist of U.S. Treasury securities which mature periodically through October 1998. The Company has the ability and intent to hold these investments until maturity and, accordingly, has classified these investments as held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost, adjusted for amortization of premiums or discounts. Premiums and discounts are amortized over the life of the related held-to-maturity investment as an adjustment to yield using the effective interest method. A decline in market value of the Company's investments below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairments have been recorded for the years ended December 31, 1994, 1995 and 1996.

     (m) Reclassifications

         Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

(2)  Liquidity

     The growth of the Company's business requires substantial investment on a continuing basis to finance capital expenditures and related expenses for expansion of the Company's customer base and system development. In addition, the Company has recorded net losses since inception and expects to continue to experience net losses while it develops and expands its wireless cable systems. Management expects that the Company will require significant additional financings, through debt or equity financings, joint ventures or other arrangements, to achieve its targeted subscriber levels in its current business plans in its operating systems and target markets and to cover ongoing operating losses. Additional debt or equity also may be required to finance future acquisitions of wireless cable companies, wireless cable systems or channel rights. While management believes the Company will be able to obtain additional debt or equity capital on satisfactory terms to meet its future financing needs, there can be no assurance that either additional debt or equity capital will be available.

(3)  Initial Public Offering and Heartland Transaction

     Wireless One, Inc. was formed in June, 1995, by the shareholders of a predecessor company ("Old Wireless One") and Heartland Wireless Communications, Inc., ("Heartland"). Old Wireless One had been formed in 1993.

     During October, 1995, the Company completed a series of transactions which included (i) the issuance of 3,450,000 shares of common stock at $10.50 per share in an initial public offering;
     (ii) the issuance of $150,000,000 of 13% Senior Notes due in 2003 (the "1995 Senior Notes") and warrants to purchase 450,000 shares of the Company's common stock, and (iii) the acquisition of certain wireless cable television assets and related liabilities of certain subsidiaries of Heartland for common stock of the Company and notes (the "Heartland Transaction").

     The consummation of the Heartland Transaction included the Company's acquisition of all of the outstanding capital stock of Old Wireless One and certain wireless cable television assets and related liabilities in Heartland's markets in Texas, Louisiana, Alabama, Georgia and Florida. In connection with the Heartland Transaction, the shareholders of Old Wireless One received approximately 6.5 million shares of the Company's common stock and Heartland received approximately 3.5 million shares of the Company's common stock. In addition, Heartland received notes in the amount of $10,000,000, which were subsequently repaid by the Company from the proceeds of the offerings of the Company's common stock and 1995 Senior Notes.


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
                                                         ============

The 1995 financial statements of Wireless One, Inc. include the results of operations of the business interests acquired in the Heartland Transaction since October 18, 1995. Pro forma unaudited consolidated operating results of the Company and the Heartland business acquired for the years ended December 31, 1994 and 1995, assuming the transaction had been completed as of January 1, 1994, are summarized below:

                                                1994            1995
                                            ------------    ------------
      Total revenues                        $  1,287,312    $  1,976,142

      Net loss applicable to common stock   $ (3,776,669)   $ (8,863,252)

      Net loss per common share             $      (0.29)   $      (0.68)


These pro forma results have been prepared for comparative purposes only and include an adjustment for additional interest expense associated with the portion of the proceeds of the notes utilized to repay $7 million of notes to Heartland. Net loss per common share is based on the weighted average number of shares outstanding during the year adjusted to give effect to shares issued in the transaction. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1994 or of future results of operations of the consolidated entity.

(4) Acquisitions

   On July 29, 1996, the Company merged with TruVision Wireless Inc., ("TruVision") whereby the Company issued to the then TruVision shareholders 3,262,945 shares of common stock. The Company also paid $1.8 million in cash and issued 180,000 shares of common stock to certain affiliates of TruVision and issued stock options equivalent to 195,226 shares of the Company's common stock with an estimated fair value at the date of acquisition of $1,401,723. TruVision acquires, develops, owns and operates wireless cable television systems within the southeastern United States primarily in Mississippi, Alabama, and Tennessee.


   The following summarizes the allocation of estimated fair market value of the net assets acquired in the transaction:

         Current assets                           $  1,146,604
         Property and equipment                     16,427,882
         Other assets                                2,149,155
         License and leased license investment      80,645,464
         Current liabilities                        (5,719,908)
         Deferred tax liability                    (11,200,000)
         Short term debt                           (32,046,244)
                                                  ------------
                                                  $ 51,402,953
                                                  ============

     In 1996, the Company also acquired (i) Shoals Wireless, Inc., whose principal asset was an Operating System in the Lawrenceburg, Tennessee Market, for approximately $1.2 million (ii) an Operating System and hard-wire cable system in the Huntsville, Alabama Market for approximately $6 million, (iii) rights to 11 wireless cable channels in the Macon, Georgia Market for approximately $600,000,
     (iv) rights to eight wireless cable channels in the Bowling Green, Kentucky Market for $300,000, (v) rights to 16 wireless cable channels in the Jacksonville, North Carolina Market for approximately $820,000 ($800,00 is being withheld pending grant of licenses) and 12 wireless cable channels in the Chattanooga, Tennessee Market for $517,000 and (vi) rights to 11 MDS channels and filings for 20 ITFS licenses and related transmission tower leases and approvals in Auburn/Opelika, Alabama for $600,000.

     The foregoing transactions have been accounted for as business combinations using the purchase method of accounting. The various purchase prices have been allocated to the net assets acquired based on management's estimates of fair values of assets and liabilities acquired. Approximately $94,529,000 of the purchase prices have been allocated to license and leased license investment and are being amortized over 20 years.

   The December 31, 1996 financial statements of Wireless One, Inc. include the results of operations of the business interests acquired in the various transactions discussed above from the dates of the respective transactions. Summarized below is the unaudited pro forma information for the years ended December 31, 1995 and 1996 as if the transactions discussed herein and in note 3 had been consummated as of January 1, 1995.
                                                  1995             1996
                                              ------------    -------------
    Revenues                                  $  6,387,670    $  15,270,994
    Net loss applicable to common stock       $ (8,649,605)   $ (53,156,071)
    Net loss per common share                 $      (0.52)           (3.14)


   The unaudited pro forma results have been prepared for comparative purposes only and include adjustments to conform financial statements of the acquired entities to accounting policies used by the Company and to record additional amortization of license and leased license investments related to the excess purchase price over historical costs of these license and leased license investments. Adjustments have also been made to recognize income tax benefits during the periods to the extent deferred tax assets can be realized through reversals of taxable temporary differences. Net loss per common share is based on the weighted average number of shares outstanding during the year adjusted to give effect to shares issued in the transactions. The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1995 or of the future results of operations of the consolidated entity.


(5)  Marketable Investment Securities - Restricted

     Marketable investment securities - restricted at December 31, 1995 and 1996 consists of U.S. Treasury securities placed in escrow pursuant to the bond indenture relating to the 1995 Senior Notes. The investments have been deposited into an escrow account and, pending disbursement, the collateral agent has a first priority lien on the escrow account for the benefit of the holders of the notes. Such funds may be disbursed from the escrow account only to pay interest on the notes and, upon certain repurchases or redemptions of the notes, to pay principal of and premium, if any, thereon. The maturities of the securities purchased have been matched to the interest payment dates of the notes.

     A summary of the Company's restricted held to maturity securities at December 31, 1995 and 1996 follows:

                             Amortized    Unrealized   Unrealized      Fair
   December 31, 1995            Cost         Loss         Gain         Value
   -----------------       ------------   ----------   ---------   ------------
U.S. Treasury Notes        $ 22,343,879   $  (1,110)   $ 113,163   $ 22,455,932
U.S. Treasury Notes
  interest coupon strips     31,049,465           -      199,185     31,248,650
                           ------------   ---------    ---------   ------------
                           $ 53,393,344   $  (1,110)   $ 312,348   $ 53,704,582
                           ============   =========    =========   ============
   December 31, 1996
U.S. Treasury Notes        $ 15,214,837   $ (38,659)   $       -   $ 15,176,178
U.S. Treasury Notes
  interest coupon strips     21,332,090     (23,675)      14,596     21,323,011
Other                           487,818           -       15,135        502,953
                           ------------   ---------    ---------   ------------
                           $ 37,034,745   $ (62,334)   $  29,731   $ 37,002,142
                           ============   =========    =========   ============

     Scheduled maturities for the marketable securities held at December 31, 1996, are as follows:

                                         Amortized           Fair
                                           Cost             Value
                                       ------------      ------------
     Maturing in less than 1 year      $ 18,149,180      $ 18,152,471
     Maturing from 1-5 years             18,885,565        18,849,671
                                       ------------      ------------
                                       $ 37,034,745      $ 37,002,142
                                       ============      ============
(6)  Property and Equipment

     Major categories of property and equipment at December 31, 1995 and 1996 are as follows:

                                        Estimated
                                          Life         1995           1996
                                        --------   ------------   ------------
     Equipment awaiting installation        -      $  2,230,144   $  9,109,287
     Subscriber premises equipment
       and installation costs               5         3,561,714     43,049,807
     Transmission equipment and
       system construction costs           10         8,092,890     29,463,789
     Office furniture and equipment         7         1,270,131      7,161,468
     Buildings and leasehold
       improvements                      31.5           523,203      2,031,754
                                                   ------------   ------------
                                                     15,678,082     90,816,105

     Less accumulated depreciation                   (1,411,327)    (8,179,393)
                                                   ------------   ------------
                                                   $ 14,266,755   $ 82,636,712
                                                   ============   ============

     Depreciation expense for the years ended December 31, 1994, 1995 and 1996 was $221,909, $1,208,897 and $9,350,133 respectively.

(7)  Other Assets

     Other assets at December 31, 1995 and 1996 consist of the following:


                                                      1995          1996
                                                   ---------     ----------
     Debt issuance costs, net of accumulated
       amortization of $163,927 and $1,068,230
       in 1995 and 1996, respectively             $ 6,053,898    $ 11,129,764
     Deposits and other                             1,410,543         492,747
     Investments in unconsolidated subsidiaries       225,504       2,810,079
                                                  -----------    ------------
                                                  $ 7,689,945    $ 14,432,590
                                                  ===========    ============

     Investments in unconsolidated subsidiaries relates to the Company's 50% investment in Wireless One North Carolina, LLC (WONC) accounted for on the equity method and its 16.5% investment in Telecorp Holding Corp, Inc., (Telecorp) accounted for on the cost method. WONC is in the business of acquiring, developing and operating wireless cable television systems in North Carolina. Telecorp is in the business of acquiring personal communication service (PCS)
     licenses for the purpose of developing and operating a PCS network. Neither of these entities has commenced operations as of December 31, 1996.

(8)  Long-term Debt

     Long-term debt consists of the following:
                                                     1995           1996
                                                 ------------   ------------
       13% Senior Notes due 2003; face value
         of $150,000,000, net of unamortized
         discount - (1995 Senior Notes)          $148,149,131   $148,384,135
       13.5% Senior Discount Notes due 2006;
         face value of $239,252,000, net of
         unamortized discount - (1996 Senior
         Discount Notes)                                    -    126,400,136
       9.5% installment notes, principal and
         interest due in installments through
         August 31, 2006                                    -     22,257,207
       Subordinated non-interest bearing notes
         (face value outstanding at December
         31, 1995 and 1996 of $3,400,000 and
         $3,050,000, respectively), discounted
         to an 8% effective rate, principal and
         interest due in installments through
         July 1997                                  2,939,156      2,880,672
       Other                                          159,760      3,156,454
                                                 ------------   ------------
                                                  151,248,047    303,078,604
       Less current maturities                       (376,780)    (3,169,383)
                                                 ------------   ------------
         Long-term debt, excluding current
           maturities                            $150,871,267   $299,909,221
                                                 ============   ============


     Scheduled maturities of long term debt for the next five years and thereafter, are as follows:

         1997...........................$  3,169,383
         1998...........................     821,426
         1999...........................   2,781,078
         2000...........................   2,394,819
         2001...........................   2,630,560
         Thereafter..................... 291,281,338


     Interest on the 1995 Senior Notes is payable semi-annually on April 15 and October 15 of each year. The 1995 Senior Notes are redeemable at the option of the Company, in whole or in part, at any time on or after October 15, 1999, at variable redemption prices in excess of par. On or prior to October 15, 1998, the Company may redeem up to 30% of the aggregate principal amount of the 1995 Senior Notes with the proceeds from a sale to a strategic investor, as defined. In addition, upon the occurrence of a change of control, as defined, each holder of the 1995 Senior Notes may require the Company to repurchase all or a portion of such holder's 1995 Senior Notes at 101% of the principal amount thereof, plus accrued and unpaid interest.

     The 1996 Senior Discount Notes will accrete in value until August 1, 2001 at a rate of 13.5% per annum to an aggregate principal amount of $239,252,000. Thereafter, cash interest on the notes will accrue at a rate of 13.5% per annum on the face value of the notes payable semi-annually on February 1 and August 1 of each year commencing February 1, 2002. The Company is accreting the 1996 Senior Discount Notes using the effective yield. Interest expense accreted to the balance of the notes during the year ended December 31, 1996 was $6,453,922. The 1996 Senior Discount Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2001 at variable redemption prices in excess of par. On or prior to August 1, 1999, the Company may redeem up to 30% of the aggregate principal amount of the 1996 Senior Discount Notes with the proceeds from a sale to a strategic investor, as defined. In addition, upon the occurrence of a change of control, as defined, each holder of the 1996 Senior Discount Notes may require the Company to repurchase all or a portion of such holder's 1996 Senior Discount Notes at 101% of the accreted value thereof, plus accrued and unpaid interest.

     The 1995 Senior Notes and 1996 Senior Discount Notes are issued and outstanding under indentures which contain certain restrictive covenants, including limitations on the incurrence of indebtedness, the making of restricted payments, transactions with affiliates, sale and leaseback transactions, the existence of liens, disposition of proceeds of asset sales, the making of guarantees and pledges by restricted subsidiaries, transfers and issuance of stock of subsidiaries, investments in unrestricted subsidiaries, the conduct of the Company's business and certain mergers and sales of assets.

     The 9.5% installment notes were incurred in connection with an auction of Basic Trading Area ("BTA") rights in which the Company was the successful bidder. The notes require quarterly payments of interest only through August 31, 1998. Thereafter, the notes require equal quarterly payments of principal and interest of $1,000,849 through August 31, 2006.


(9)  Income Taxes

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                     1995           1996
                                                 ------------   ------------
        Deferred tax assets:
          Net operating loss carryforwards       $  2,955,166   $ 24,537,357
          Allowance for bad debts                      25,038        176,771
          Accrued liabilities deductible
            when paid                                 152,320        216,368
          Other                                        68,000         24,796
                                                 ------------   ------------
                                                    3,200,524     24,955,292

        Less valuation allowance                   (2,136,029)    (5,766,361)
                                                 ------------   ------------
        Deferred tax asset                          1,064,495     19,188,931
                                                 ------------   ------------
        Deferred tax liabilities:
          Fixed assets, principally due to
            differences in depreciation and
            underlying basis                          11,700         473,997
          License Investment, due to
            differences in basis from
            amortizable lives and purchase
            accounting adjustments                 1,052,795      25,214,934
                                                 -----------    ------------
        Deferred tax liabilities                   1,064,495      25,688,931
                                                 -----------    ------------
        Net deferred tax liability               $         -    $  6,500,000
                                                 ===========    ============


     The  net  changes  in total valuation allowance for the years  ended
     December  31,  1995 and  1996  were  increases  of   $1,911,619  and
     $3,630,332 respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in
     making  this  assessment.   Based  upon  these  considerations,  the
     Company has recognized deferred tax assets to the extent such assets can be realized through future reversals of existing taxable temporary differences.

     The Company did not recognize any income tax benefit for 1994 or 1995 due to management's conclusion that a 100% valuation allowance for the net deferred tax asset was warranted. The consummation of the TruVision transaction resulted in deferred tax liabilities that will be recognized during periods in which the net operating losses may be utilized. The Company has therefore recorded a deferred tax benefit in the year ended December 31, 1996 to the extent such assets can be realized through future reversals of deferred tax liabilities. Income tax benefit in 1996 consists entirely of deferred income tax benefit resulting from the recognition of net operating losses.

     The reconciliation of income tax from continuing operations computed at the U.S. Federal statuatory tax rate to the company's effective income tax rate is as follows for each of the years ended December 31,:


                                                1994      1995      1996
                                               -------   -------   -------
         Tax at U.S. Federal statutory rate (34.0)% (34.0)% (34.0)% State and local income taxes, net
           of U.S. federal benefit                 -         -      (0.9)
         Valuation allowance                    34.0      28.3      23.5
         Other                                     -       5.7       0.8
                                               -------   -------   -------
                                                   -%        -%    (10.6)%
                                               =======   =======   =======

(10) Redeemable Convertible Preferred Stock

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

(11) Stockholders' Equity

     In connection with the 1995 Senior Notes, the Company issued warrants to acquire 450,000 shares of its common stock. Each warrant entitles the holder to purchase one share of common stock at $11.55 per share. The warrants are exercisable at any time on or after October 24, 1996 and will expire on October 24, 2000. For financial reporting purposes, these warrants were valued at $1,890,000.

     In connection with the 1996 Senior Discount Notes, the Company issued warrants to acquire 544,059 shares of common stock. The warrants are exercisable at any time on or after August 12, 1997, at an exercise price of $16.6375 per share and will expire on August 12, 2001. For financial reporting purposes, these warrants were valued at $5,053,387.

     In connection with the Heartland Transaction, the Company issued warrants (the "GKM Warrants") to purchase 300,000 shares of common stock to an underwriter for nominal consideration. The GKM Warrants are initially exercisable at $12.60 per share through October 18, 2000. For financial reporting purposes, these warrants were valued at $1,125,000.

     In connection with the Heartland Transaction, and as amended in connection with the TruVision Transaction, certain of the shareholders of the Company have entered into an agreement whereby, among other things, they have agreed to vote their common stock to elect a specified slate of directors, which will be designated by the parties to the stockholders agreement.

(12) Stock Option Plan

     In October of 1995, the Company adopted the 1995 Long-Term Performance Incentive Plan (the "Incentive Plan"), which provides for the grant to key employees of the Company of stock options, appreciation rights, restricted stock, performance grants and any other type of award deemed to be consistent with the purpose of the Incentive Plan.

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

     The exercise price of stock options is determined by the Compensation Committee of the Board of Directors, but may not be less than 100% of the fair market value of the common stock on the date of the grant and the term of any such option may not exceed 10 years from the date of grant. With respect to any employee who owns stock representing more than 10% of the voting power of the outstanding capital stock of the Company, the exercise price of any incentive stock option may not be less than 110% of the fair market value of such shares on the date of grant and the term of such option may not exceed five years from the date of grant.

     Awards granted under the Incentive Plan will generally vest upon a proposed sale of substantially all of the assets of the Company, or the merger of the Company with or into another corporation. Options generally vest over a five-year period commencing on the date of grant and expire ten years from the date of grant.

     On July 26, 1996, The Company adopted the 1996 Non Employees Directors' Stock Option Plan (the "Directors' Plan"). Directors of the Company who are not employees of the Company are eligible to receive options under the Directors' Plan. The total number of shares of Common Stock for which options may be granted under the Directors' Plan is 100,000.

     Participants in office on July 26, 1996, received options to acquire 4,000 shares under the Directors' Plan and on January 1 of each year, eligible participants will receive options to acquire 2,000 shares under the Directors' Plan.

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

     For the aforementioned plans, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option grants. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net loss applicable to common stock and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                    1995           1996
                                               -------------   -------------
Net Loss Applicable to Common Stock -
  as reported                                  $   8,478,863   $  39,670,395
Net Loss Applicable to Common Stock -
  pro forma                                       10,141,210      44,022,171
Net Loss Per Common Share - as reported                 2.02            2.65
Net Loss Per Common Share - pro forma                   2.42            2.94


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: expected volatility of 83%; expected dividend yield of 0%; risk-free interest rate of 6.76%; and expected lives of 10 years.

     Information regarding these option plans for 1994, 1995 and 1996 is as follows:

                                               1994        1995                        1996
                                           ------------------------          ------------------------
                                                                                             Weighted
                                                                                              Average
                                                                                             Exercise
                                               Shares      Shares              Shares          Price
                                             ---------    --------           ---------        -------
Options Outstanding, beginning of year               -     248,917             804,187        $  7.98
Options Granted
  Exercise Price = Fair Market Value           248,917     555,270              59,000        $ 11.89
  Exercise Price < Fair Market Value                 -           -             195,226        $  6.82
Options exercised                                    -           -               5,000        $  6.21
Options canceled                                     -           -              25,000        $ 10.50
                                             ---------    --------           ---------        -------
Options outstanding, end of year               248,917     804,187           1,028,413        $  7.93
                                             ---------    --------           ---------        -------

Option price range at end of year              $  6.21     $ 4.16 - 13.83    $ 4.16 - 16.25
Option price range for exercised shares        $     -           -           $    6.21

Options available for grant at end of year   1,051,083     495,813             371,587
Weighted-average fair value of options,
  granted during the year                                                    $   13.10


The following table summarizes information about fixed-price stock options outstanding at December 31, 1996.


                 Options Outstanding                        Options Exercisable
-------------------------------------------------------   ------------------------
                                 Weighted-
                                  Average     Weighted-                  Weighted-
                      Number     Remaining     Average      Number        Average
    Range of       Outstanding  Contractual   Exercise    Exercisable    Exercise
Exercise Prices    at 12/31/96     Life         Price     at 12/31/96      Price
---------------    -----------  -----------   --------    -----------    ---------
$ 4.16 - $ 6.21      421,145       7.9        $ 5.6545      271,793      $ 5.3492

$ 6.63 - $ 7.59      310,840       9.2        $ 7.0985      195,226      $ 6.8200

$10.24 - $13.83      264,428       8.4        $11.6020       17,440      $10.7221

$15.25 - $16.25       32,000       7.6        $15.5937            0      $ 0.0000
                   ---------       ---        --------      -------      --------
                   1,028,413       8.4        $ 7.9295      484,459      $ 6.1353
                   =========       ===        ========      =======      ========

(13)    Commitments and Contingencies

     The Company leases, from third parties, channel rights licensed by the FCC. Under FCC policy, the base term of these leases cannot exceed the term of the underlying FCC license. FCC licenses for wireless cable channels generally must be renewed every five to ten years, and there is no automatic renewal of such licenses. The use of such channels by third parties is subject to regulation by the FCC and, therefore, the Company's ability to enjoy the benefit of these leases is dependent upon the third party lessor's continuing compliance with applicable regulations. The remaining terms of the Company's leases range from approximately five to twenty years. Most of the Company's leases provide for rights of first refusal for their renewal. The termination of or failure to renew a channel lease or termination of the channel license would result in the Company being unable to deliver television programming on such channel. Although the Company does not believe that the termination of or failure to renew a single channel lease, other than that with EdNet, could adversely affect the Company, several of such terminations or failures in one or more markets that the Company actively serves could have a material adverse effect on the Company. Channel rights lease agreements generally require payments based on the greater of specified minimums or amounts based upon various factors, such as subscriber levels or subscriber revenues.

     The Company is a party to a renewable long-term agreement with the Mississippi EdNet Institute, Inc. ("EdNet"), a non-profit, quasi-governmental body which manages the licenses designated to various state educational entities. The agreement gives the Company exclusive rights to utilize excess air time (that portion of a channel's airtime available for commercial broadcasting according to FCC regulations) on the 20 ITFS channels in Mississippi. The terms of the channel leases are 10 years, commencing in 1992. The contract provides for the monthly payment of $0.05 per subscriber per channel or, beginning one year after operating the first market, a minimum of $7,500 per month. Expense for 1996 related to this agreement was $79,336. The agreement also required TruVision to make advances to EdNet during the first 24 months of operations in the amount of $6,000 per month. These advances are being recovered as a credit against license fees owed to EdNet. The commercial use of these channels represents the majority of the Company's channels in Mississippi and the loss of, or inability to renew the EdNet Agreement would have a material adverse effect on the Company's operation.

     The EdNet agreement requires the Company to install, operate, and maintain a system sufficient to serve 95% of the population of the licensed geographic area of Mississippi by July 1, 1998. The agreement also requires the Company to provide installations and equipment at no charge to EdNet at 1,100 sights EdNet may designate and to install and equip an electronic classroom in each of its Mississippi markets at a minimum cost of $20,000 per classroom.

     The Company capitalizes the cost incurred to comply with the facility installation and interconnection requirements of the EdNet Agreement and depreciates such cost over the estimated life of the related equipment.

     Payments under the channel rights lease agreements generally begin upon the completion of construction of the transmission equipment and facilities and approval for operation pursuant to the rules and regulations of the FCC. However, for certain leases, the Company is obligated to begin payments upon grant of the channel rights. Channel rights lease expense was $179,172, $380,346, and $1,454,898 for the years ended December 31, 1994, 1995, and 1996, respectively.

     The Company also has certain operating leases for office space, equipment and transmission tower space. Rent expense incurred in connection with other operating leases was $79,791, $183,003, and $1,805,083 for the years ended December 31, 1994, 1995, and 1996, respectively.

     Future minimum lease payments due under channel rights leases and other noncancelable operating leases at December 31, 1996 are as follows:

                                         Channel       Other
        Year ending                      rights      operating
        December 31,                     leases        leases
        ------------                 ------------   ------------
          1997...................... $  1,588,462   $  1,432,564
          1998......................    1,688,164      1,361,857
          1999......................    1,703,548      1,310,972
          2000......................    1,737,460      1,244,260
          2001......................    1,745,272        967,600
          Thereafter................    1,810,871        802,202
                                     ------------   ------------
                                     $ 10,273,777   $  7,119,455
                                     ============   ============


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

(14) Concentrations of Credit Risk

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

(15) Supplemental Cash Flow Information

     Cash interest payments made in 1994, 1995, and 1996 totaled $168,512, $351,178, and $19,404,454 respectively.

     The Company made no Federal or state income tax payments during the years ended December 31, 1994, 1995, and 1996.

     During 1995, the Company paid $288,104 in cash and issued 48,752 shares of its common stock in connection with the acquisition of channel rights in Tennessee. The cost of the channel rights and other intangible assets acquired was $800,000 based on the initial public offering price per share of $10.50.

     During 1995, the Company completed a public offering of the 1995 Senior Notes which had an underwriters fee treated as a non-cash transaction in the accompanying cash flow statement of $5,250,000.

     During 1996, the Company paid $1.8 million in cash, issued 3,442,945 shares of common stock and issued options valued at $1,401,723 in connection with the TruVision acquisition. The cost of the acquisition including property and equipment and license rights acquired was $51,402,953 based on the then market price of the Company's stock of $14.

     In December 1996, the Company entered into a lease transaction for computer equipment accounted for as a capital lease. The value assigned to the equipment and the related capital lease obligation was $924,782.


     During 1996, the Company financed $22,257,207 of the bid price in the BTA auction with the FCC representing 80% of the Company's bid in those markets. In addition, the Company recorded other long term debts of $1,959,252 and related license investment related to BTA's in which the company was the successful bidder but has not been granted the licenses as of December 31, 1996 (see note 8).

     During 1996, the Company acquired all of the outstanding common stock of Shoals Wireless, Inc., whose principal asset is a wireless cable system in Lawrenceburg, Tennessee, for $1,068,000 in cash and a note payable for $118,000.

     During 1996, the Company completed a public offering of the 1996 Senior Discount Notes which had an underwriters fee treated as a non-cash transaction in the accompanying cash flow statement of $4,374,986.

(16) Disclosures About Fair Value Of Financial Instruments

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.
                                                    At December 31, 1996
                                                    --------------------
                                                  Carrying      Estimated
                                                   Amount       Fair Value
                                              --------------  --------------
         Marketable investment securities     $   37,034,745  $   37,002,142
         Long-term debt                          303,078,604     288,818,456


     The estimated  fair  value amounts have been determined by the Company
     using   available  market   information   and   appropriate   valuation
     methodologies as follows:

        * The carrying amounts of cash and cash equivalents, subscriber receivable, accrued interest and other receivables, accounts payable and accrued expenses approximate fair value because of the short term nature of these items.

        * The fair values of the Company's marketable investment securities are based on quoted market prices.

        * The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available.

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

                                                                SCHEDULE  II
                                Wireless One, Inc.
                      Valuation and Qualifying Accounts
                  Years Ended December 31, 1994, 1995 and 1996

                                   Balance at     Charged to
                                  Beginning of    Costs and                Balance at
       Description                   Period       Expenses    Deductions  end of period
--------------------------------  ------------  ------------  ----------  -------------
         1996
Deducted in balance sheet from
  subscriber receivables:
Allowance for doubtful accounts      73,641        371,349      152,371       292,619
                                  ---------     ----------    ---------   -----------

Deducted in balance sheet from
  leased license investment:
Amortization of leased license
  investment                        548,283      2,275,375            -     2,833,658
                                  ---------     ----------    ---------   -----------

Deducted in balance sheet from
  other assets: Amortization
  of debt issuance costs            163,926        904,304            -     1,068,230
                                  ---------     ----------    ---------   -----------

         1995
Deducted in balance sheet from
  subscriber receivables:
Allowance for doubtful accounts       4,000        196,281      126,640        73,641
                                  ---------     ----------    ---------   -----------

Deducted in balance sheet from
  leased license investment:
Amortization of leased license
  investment                        230,902        317,381            -       548,283
                                  ---------     ----------    ---------   -----------

Deducted in balance sheet from
  other assets: Amortization
  of debt issuance costs                  -        163,926            -       163,926
                                  ---------     ----------    ---------   -----------

         1994
Deducted in balance sheet from
  subscriber receivables:
Allowance for doubtful accounts           -         54,605       50,608         4,000
                                  ---------     ----------    ---------   -----------

Deducted in balance sheet from
  leased license investment:
Amortization of leased license
  investment                          4,116        226,786            -       230,902
                                  ---------     ----------    ---------   -----------

Deducted in balance sheet from
  other assets: Amortization
  of debt issuance costs                  -              -            -             -
                                  ---------     ----------    ---------   -----------


                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                                    WIRELESS ONE, INC.



                                    By: /s/ Henry M. Burkhalter
                                       --------------------------------------
                                                  Henry M. Burkhalter
                                             President and  Vice-Chairman
                                                      of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 27, 1997.


 /s/ Hans J. Sternberg                 Chairman of the Board
----------------------------------
Hans J. Sternberg


 /s/ Henry M. Burkhalter               President and Vice Chairman of the
----------------------------------     Board
Henry M. Burkhalter


/s/ Sean E. Reilly                     Chief Executive Officer and Director
----------------------------------     (Principal Executive Officer)
Sean E. Reilly

/s/ Henry G. Schopfer, III             Executive Vice President, Chief
----------------------------------     Financial Officer and Secretary
Henry G. Schopfer, III                 (Principal Financial Officer)


/s/ Michael C. Ellis                   Vice President, Controller and
----------------------------------     Assistant Secretary
Michael C. Ellis                       (Principal Accounting Officer)


/s/ William K. Luby                     Director
----------------------------------
William K. Luby


/s/ Arnold L. Chavkin                   Director
----------------------------------
Arnold L. Chavkin


/s/ Daniel L. Shimer                    Director
----------------------------------
Daniel L. Shimer


/s/ J. R. Holland, Jr.                  Director
----------------------------------
J. R. Holland, Jr.


/s/ William J. Van Devender             Director
----------------------------------
William J. Van Devender


                                        Director
----------------------------------
David E. Webb


                                EXHIBIT INDEX
                                                                  Sequentially
Exhibit No.                   Description                        Numbered Page


  2.1     TruVision Merger Agreement among the Registrant,
          TruVision and Wireless One MergerSub, Inc., dated April
          25, 1996(1)

 3.1(i) Amended and Restated Certificate of Incorporation of the Registrant(2)

3.1(ii)   Bylaws of the Registrant(2)

  4.1     Indenture between the Registrant and United States
          Trust Company of New York, as Trustee, dated October
          24, 1995(3)

  4.2     Escrow and Disbursement Agreement between the
          Registrant and Bankers Trust Corporation, Escrow Agent, dated October 24, 1995(3)

  4.3     Supplemental Indenture between the Registrant and
          United States Trust Company of New York, as Trustee, dated July 26, 1996(4)

  4.4     Indenture between the Registrant and United States
          Trust Company of New York as Trustee, dated August 12,
          1996(4)

  10.1    1995 Long-Term Performance Incentive Plan of the
          Registrant(3) *

  10.2    1996 Director's Stock Option Plan of the Registrant(4) *

  10.3    Warrant Agreement between the Registrant and Gerard,
          Klauer & Mattison L.L.C. (including form of warrant certificate) dated October 18, 1995(3)

  10.4 Amended and Restated Registration Rights Agreement among the Registrant, Heartland and certain stockholders dated July 29, 1996(4)

  10.5    Amended and Restated Stockholders Agreement among the
          Registrant, and certain stockholders dated July 29, 1996 ("Stockholders Agreement")(4), as amened by Amendment No. 1 dated September 17, 1996(5)

  10.6    Standard forms of MDS License Agreement of the
          Registrant(2)

  10.7    Standard forms of ITFS License Agreement of the
          Registrant(2)

  10.8 Form of Employment Agreement between the Registrant and certain executive officers(1) *

  10.9 Acquisition and Market Escrow Agreement among the parties to Exhibit 2.1 dated July 29, 1996(1)

  11.1    Statement re: Computation of Ratio of Per Share
          Earnings

  21.1    Subsidiaries of the Registrant

  23.1    Consent of KPMG Peat Marwick LLP

  27.1    Financial Data Schedule
_________________________________________
  (1) Incorporated herein by reference from the Registrant's Registration Statement Form S-1 (Registration Number 333-05109 ) as declared effective by the Commission on August 7, 1996.
  (2) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 33-94942) as declared effective by the Commission on October 18, 1995.
  (3) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
  (4) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 333-12449) as declared effective by the Commission on October 18, 1996.
  (5) Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration Number 333-12449) as declared effective by the Commission on October 21, 1996.

   *  Executive Compensation Plans and Arrangements