Form 10-K/A
period 1996-12-31
WIRELESS ONE INC
filed 1997-04-10
CIK 918358

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             AMENDMENT NO. 1
                                  to
                               Form 10-K

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
                                               =======   =======   =======


     The Company had net operating loss carryforwards for Federal and state income tax purposes of approximately $62,916,000 as of December 31, 1996. The carryforwards expire in years 2008-2011.


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


                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 10, 1997.

                                    WIRELESS ONE, INC.



                                    By: /s/ Michael C. Ellis
                                       --------------------------------------
                                                  Michael C. Ellis
                                           Vice President, Controller and
                                                 Assistant Secretary



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

  10.1    1995 Long-Term Performance Incentive Plan of the
          Registrant(3) *

  10.2    1996 Director's Stock Option Plan of the Registrant(4) *

  10.3    Warrant Agreement between the Registrant and Gerard,
          Klauer & Mattison L.L.C. (including form of warrant certificate) dated October 18, 1995(3)

  10.4 Amended and Restated Registration Rights Agreement among the Registrant, Heartland and certain stockholders dated July 29, 1996(4)

  10.5    Amended and Restated Stockholders Agreement among the
          Registrant, and certain stockholders dated July 29, 1996 ("Stockholders Agreement")(4), as amended by Amendment No. 1 dated September 17, 1996(5)

  10.6    Standard forms of MDS License Agreement of the
          Registrant(2)

  10.7    Standard forms of ITFS License Agreement of the
          Registrant(2)

  10.8 Form of Employment Agreement between the Registrant and certain executive officers(1) *

  10.9 Acquisition and Market Escrow Agreement among the parties to Exhibit 2.1 dated July 29, 1996(1)

  11.1    Statement re: Computation of Ratio of Per Share
          Earnings(6)

  21.1    Subsidiaries of the Registrant(6)

  23.1    Consent of KPMG Peat Marwick LLP

  27.1    Financial Data Schedule(6)
_________________________________________
  (1) Incorporated herein by reference from the Registrant's Registration Statement Form S-1 (Registration Number 333-05109 ) as declared effective by the Commission on August 7, 1996.
  (2) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 33-94942) as declared effective by the Commission on October 18, 1995.
  (3) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
  (4) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 333-12449) as declared effective by the Commission on October 18, 1996.
  (5) Incorporated by reference from the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration Number 333-12449) as declared effective by the Commission on October 21, 1996.
  (6) Previously filed.

   *  Executive Compensation Plans and Arrangements