Form 10-Q
period 1997-03-31
WIRELESS ONE INC
filed 1997-05-12
CIK 918358

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15
            OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTER ENDED MARCH 31, 1997

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

               YES       X            NO
                   ------------          -----------


Number of shares of Common Stock outstanding as of April 29, 1997

                          16,946,697



                             INDEX


PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements                                 Page No.

             Condensed Consolidated Balance Sheets as of March
             31, 1997 and December 31, 1996.......................    2

             Condensed Consolidated Statements of Operations for
             the three months ended March 31, 1997 and 1996.......    3

             Condensed Consolidated Statements of Cash Flows for
             the three months ended March 31, 1997 and 1996.......    4

             Notes to Condensed Consolidated Financial
             Statements...........................................    5

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..................    7

PART II. OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K.....................   11


Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements


                      WIRELESS ONE, INC.
             Condensed Consolidated Balance Sheets
                          (unaudited)


                                             March 31,    December 31,
                                                1997          1996
              Assets

Current assets:
  Cash and cash equivalents                    $ 79,026,164     $104,448,583
  Marketable investment securities-              18,268,163       18,149,180
     restricted
  Subscriber receivables, net                     1,254,176          998,734
  Accrued interest and other receivables            975,054          464,166
  Prepaid expenses                                1,001,992        1,149,296
                                               ------------     ------------

Total current assets                            100,525,549      125,209,959

Property and equipment, net                      99,204,816       82,636,712
License and leased license investment, net      153,912,109      154,444,536
Marketable investment securities - restricted    18,976,186       18,885,565
Other assets                                     15,741,517       14,432,590
                                               ------------     ------------
                                               $388,360,177     $395,609,362
                                               ============     ============
   Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                             $  5,702,984     $  4,105,994
  Accrued expenses                                7,258,125        6,775,218
  Accrued interest                                9,601,281        4,482,864
  Current maturities of long-term debt            3,758,682        3,169,383
                                               ------------     ------------
Total current liabilities                        26,321,072       18,533,459

Deferred income taxes                             6,500,000        6,500,000
Long-term debt                                  303,776,708      299,909,221
                                               ------------     ------------
                                                336,597,780      324,942,680
                                               ------------     ------------

Stockholders' equity:
  Preferred stock, $.01 par value,
     10,000,000 shares authorized,
     no shares issued or outstanding                      -                -
  Common stock, $.01 par value, 50,000,000
      shares authorized, 16,946,697shares
      issued and outstanding                        169,467          169,467
  Additional paid-in capital                    120,284,507      120,284,507
  Accumulated deficit                           (68,691,577)     (49,787,292)
                                               ------------     ------------
Total stockholders' equity                       51,762,397       70,666,682
                                               ------------     ------------
                                               $388,360,177     $395,609,362
                                               ============     ============

See accompanying notes to condensed consolidated financial statements.


                      WIRELESS ONE, INC.
        Condensed Consolidated Statements of Operations
                          (unaudited)

                                                        Months Ended
                                                           March 31,

                                                      1997          1996
                                                      ----          ----

Revenues                                         $  7,076,918   $    961,201
                                                 ------------   ------------
Operating expenses:
     System operations                              4,863,347      1,083,525
     Selling, general and administrative            6,149,280      2,109,970
     Depreciation and amortization                  6,257,440        964,005

                                                   17,270,067      4,157,500
                                                 ------------   ------------
Operating loss                                    (10,193,149)    (3,196,299)
                                                 ------------   ------------

Other income (expense):
     Interest expense                             (10,305,103)    (5,009,893)
     Interest income                                1,742,770      2,126,360
     Equity in losses of affiliate                   (152,135)
     Other                                              3,332              -
                                                 ------------   ------------

         Total other income (expense)              (8,711,136)    (2,883,533)

Net loss                                          (18,904,285)    (6,079,832)
                                                 ============   ============
Net loss per share                               $      (1.12)  $       (.45)
                                                 ============   ============
Weighted average common shares
   outstanding                                     16,946,697     13,498,752
                                                 ============   ============

See accompanying notes to condensed consolidated financial statements.


                      WIRELESS ONE, INC.
        Condensed Consolidated Statements of Cash Flows
                          (unaudited)

                                                Three Months Ended
                                                     March 31,

                                                  1997       1996
Cash flows from operating activities:
     Net loss                                    $(18,904,285)  $ (6,079,832)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Bad debt expense                             314,614         23,694
         Depreciation and amortization              6,257,440        768,897
         Amortization of debt discount              4,810,909        326,005
         Accretion of interest income                (209,604)      (288,245)
         Equity in losses of affiliates               152,135              -
         Gain on sale of assets                        (3,332)             -
Changes in assets and liabilities:
     Receivables                                   (1,080,944)      (427,815)
     Prepaid expenses                                 147,304        208,657
     Deposits                                         (99,698)             -
     Accounts payable and accrued expenses          7,198,312      5,444,480
                                                 ------------   ------------
     Net cash used in operating activities         (1,417,149)       (24,159)
                                                 ------------   ------------

Cash flows from investing activities:
     Purchase of investments and other assets      (1,640,000)      (209,021)
     Capital expenditures                         (21,676,135)    (9,195,283)
     Acquisition of license investment               (673,072)    (1,986,390)
     Proceeds from sale of assets                      59,424              -
                                                 ------------   ------------

     Net cash used in investing activities        (23,929,783)   (11,390,694)
                                                 ------------   ------------

Cash flows from financing activities -
  principal payments on long term debt                (75,487)        (1,319)
                                                 ------------   ------------

   Net decrease in cash                           (25,422,419)   (11,416,172)

Cash and cash equivalents at beginning of
  period                                          104,448,583    110,380,329
                                                 ------------   ------------

Cash and cash equivalents at end of period       $ 79,026,164   $ 98,964,157
                                                 ============   ============

See accompanying notes to condensed consolidated financial statements.
                       WIRELESS ONE, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1997


(1) Description of Business and Summary of Significant Accounting Policies


    (a) Description of Organization

        Wireless One Inc. is engaged in the business of developing, owning, and operating wireless cable television systems primarily in southern and southeastern United States markets. At March 31, 1997, the Company had 33 systems in operation ("Operating Systems") and 50 other markets either under construction or in development ("Future Launch Markets"), 13 of which are held by a 50% owned joint venture.

    (b) Consolidation Policy

        The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All
        significant   inter-company   balances   and   transactions   are
        eliminated in consolidation.

    (c) Interim Financial Information

        The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997.

    (d) Net Loss Per Share

        Net loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period presented. Shares issuable upon exercise of stock options and warrants are anti-dilutive and have been excluded from the calculation.

    (e) Reclassification

        Certain expenses for the period ended March 31, 1996 have been reclassified to conform with current period's presentation.

    (f) Liquidity

        The growth of the Company's business has and will require substantial investment on a continuing basis to finance capital expenditures and related expenses for expansion of the Company's customer base and system development. In addition, the Company has recorded net losses since inception and expects to continue to experience net losses while it develops and expands its wireless cable systems. Management expects that the Company will require significant additional financings, through debt or equity financings, joint ventures, sales of assets, or other arrangements, to achieve the targeted subscriber levels in its current business plans and to cover ongoing operating losses. Additional debt or equity also may be required to finance future acquisitions of wireless cable companies, wireless cable systems or channel rights, if any. While management believes the Company will be able to obtain additional debt or equity capital on satisfactory terms to meet its future financing needs, there can be no assurance that either additional debt or equity capital will be available on such terms.

    (g) Change in Estimate

        Based on management's periodic review of the assumptions used in determining the estimated useful lives of the Company's depreciable assets, the Company has changed its estimated useful life for subscriber equipment from five years to four years effective January 1, 1997. The impact of this change resulted in increased net loss and net loss per share of $660,000 and $.04 , respectively, for the three months ended March 31, 1997.

    (h) Impact of Standards Issued But Not Adopted

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. SFAS No. 129 is effective for fiscal years ending after December 15, 1997. Management does not believe that these pronouncements will have a material impact on its fiscal 1997 consolidated financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed below. "Forward looking statements" provided by the Company pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

              This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

      RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 1997 COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 1996.

              Management believes that currently period-to-period comparisons of the Company's consolidated financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's historically high growth rate, program of system launches, and significant acquisitions completed within the last two years.

Overview

              Since its inception, the Company has significantly increased its Operating Systems and number of subscribers. This controlled growth has been achieved from internal expansion and through acquisitions and mergers. The Company has sustained substantial net losses, primarily due to fixed operating costs associated with the development of its systems, interest expense and charges for depreciation and amortization. The Company expects to experience positive system EBITDA (net income (loss) plus interest expense, income tax expense, depreciation and amortization expense and all other non-cash charges less any non-cash items which have the effect of increasing net income or decreasing net loss) in the second half of 1997 and positive consolidated EBITDA in the first half of 1998. Eleven of the Company's Operating Systems achieved positive EBITDA for the first quarter of 1997. None of the Company's remaining systems had turned EBITDA positive as of March 31, 1997, primarily as a result of their early stages of development and number of subscribers. The Company does not anticipate being able to generate net income until after the year 2001, and there can be no assurance that other factors, such as, but not limited to, economic conditions, its inability to raise additional financing or disruptions in its operations, will not result in further delays to the Company's operating on a profitable basis. Losses may increase as operations in additional systems are commenced or acquired.

              "System EBITDA" means EBITDA for a system and includes all selling, general and administrative expenses ("SG&A") attributable to employees in that system. For the periods presented there are no such non-cash items.

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

              Revenues  -  The Company's revenues consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the three months ended March 31, 1997 were $7.1 million as compared to $1.0 million for the same period of 1996, an increase of $6.1 million or 610%. This increase in revenues was primarily due to the increase in average number of subscribers from 9,803 for the three months ended March 31, 1996 to 79,447 for the three months ended March 31, 1997. At March 31, 1996, the Company had 12,289 subscribers versus 88,409 at March 31, 1997. The increase in average number of subscribers is attributable to strong growth in Operating Systems that were in operation in the 1996 period, new system launches and the acquisition of approximately 23,000 subscribers in markets acquired pursuant to the Company's merger with TruVision Wireless, Inc. in July 1996 (the "TruVision Transaction").

              Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides, certain repairs and maintenance expenditures, vehicle expenses and other direct operating expenses. Programming costs, cost of program guides, and channel lease payments (with the exception of minimum payments) are variable expenses that increase as the number of subscribers increases. Systems operations expenses for the three months ended March 31, 1997 were $4.9 million as compared to $1.1 million for the same period of 1996, reflecting an increase of $3.8 million. This increase is attributable primarily to the increase in the average number of subscribers outlined above. As a percent of revenues, systems operations expenses decreased from 110% of revenues to 69% of revenues.

              Selling, General and Administrative - SG&A expenses for the three months ended March 31, 1997 were $6.1 million compared to $2.1 million for the same period of 1996, an increase of $4.0 million. The Company has experienced increasing SG&A expenses as a result of its increased wireless cable activities and associated administrative costs, including costs related to opening, acquiring and maintaining additional offices and compensation expense. The increase is due primarily to increases in personnel costs, advertising and marketing expenses, and other overhead expenses required to support the expansion of the Company's operations. As a percent of revenues, SG&A expenses decreased from 210% of revenues to 85% of revenues.

              The Company believes such SG&A costs will not stabilize until 1998 when all Markets are expected to be launched. At that time, administrative expenses should remain constant with selling and general expense stabilizing when desired penetration rates are achieved. In order for such stabilization to occur within this time period, however, the Company's currently anticipated schedule of system launches must be met and desired penetration rates must be achieved. The Company's ability to meet its currently anticipated launch schedule is dependent on numerous factors, including the ability of the Company to achieve the necessary regulatory approvals for such systems in a timely manner and its ability to finance the launch of such systems. Although management does not currently expect to be unable to meet the anticipated launch schedule, there can be no assurance that such schedule will be met or the necessary penetration rates will be achieved in such markets to provide the currently expected stabilization of SG&A costs in 1998.

              Depreciation and Amortization Expense - Depreciation and amortization expense for the period ended March 31, 1997 was $6.3 million versus $1.0 million for the same period of 1996, an increase of $5.3 million. The increase in depreciation expense during the period was due to additional capital expenditures related to the launch of new systems, the acquisition of additional Operating Systems and increased depreciation of subscriber equipment due to the changing of the estimated useful life from five to four years effective January 1, 1997. In addition, amortization of leased license costs increased due to new launches and the acquisition of additional channel rights.

              Interest Expense - Interest expense for the period ended March 31, 1997 was $10.3 million versus $5.0 million for the same period of 1996, an increase of $5.3 million. This increase in interest expense was due to the additional interest expense generated by the 1996 Senior Discount Notes (as defined in "- Liquidity and Capital Resources") that were issued in August 1996.

              Interest Income - Interest income for the period ended March 31, 1997 was $1.7 million versus $2.1 million for the same period of 1996, a decrease of $.4 million. This decrease in interest income was due to smaller amount of funds available for investment that resulted from the sale of securities in 1996 to pay interest on the 1995 Senior Notes (as defined in "- Liquidity and Capital Resources.")

Liquidity and Capital Resources

              The wireless cable television business is capital intensive. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' premises, (ii) the construction of transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems and (v) investments in vehicles and administrative offices.

              In order to finance the expansion of its operating systems and the launch of additional markets, in October 1995, the Company completed the initial public offering of 3,450,000 shares of its common stock (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrently, the Company issued 150,000 units (the "1995 Unit Offering") consisting of $150 million aggregate principal amount of senior notes due 2003 (the "1995 Senior Notes") and 450,000 warrants to purchase an equal number of shares of Common Stock at an exercise price of $11.55 per share. The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the units into an escrow account to cover the first three years' interest payments on the 1995 Senior Notes as required by terms of the indenture governing the 1995 Senior Notes.

              In August 1996, the Company issued 239,252 units (the "1996 Unit Offering") consisting of $239 million aggregate principal amount of senior discount notes (the "1996 Senior Discount Notes") and 239,252 warrants to purchase 544,059 shares of Common Stock at an exercise price of $16.64 per share. The Company received $118.6 million after expenses. The proceeds are being used to fund the launch and expansion of the Company's markets.

              For the three months ended March 31, 1997, cash used in operating activities was $1.4 million consisting primarily of a net loss of $18.9 million offset by an increase in accounts payable and accrued expenses of $7.2 million, an increase in receivables and prepaids of $.9 million, an increase in deposits of $.1 million, depreciation and amortization of $6.3 million, and net non-cash expenses of $5 million. For the three months ended March 31, 1997, cash used in investing activities was $23.9 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $21.7 million and $.7 million, respectively. In addition, the Company made investments and purchased other assets at a cost of approximately $1.6 million and received proceeds of $.06 million from the sale of capital assets. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as in Future Launch Markets, and certain license and organization costs related to those markets. For the three months ended March 31, 1997, cash flows used in financing activities were $.7 million, consisting of $.7 million in payments for debt issue costs.

              For the three months ended March 31, 1996, cash used in operating activities was $.02 million, consisting primarily of a net loss of $6.1 million, an increase in receivables and prepaid expenses of $.2 million, offset by an increase in accounts payable and accrued expenses of $5.4 million, depreciation and amortization of $.8 million, and net non-cash expenses of $.1 million. For the three months ended March 31, 1996, cash used in investing activities was $11.4 million, consisting primarily of capital expenditures and payments for licenses and organizational costs of approximately $9.2 million and $2.0 million, respectively. In addition, the Company made investments and purchased other assets at a cost of approximately $.2 million. The capital expenditures and acquisition costs principally related to the purchase of equipment in certain of the Company's Operating Systems, as well as in Future Launch Markets, and certain license and organizational costs related to those markets. For the three months ended March 31, 1996, cash flows used in financing activities were $.001 million, consisting of $.001 million in repayments of long-term debt.

              Historically, the Company has generated  operating  and net losses and can be expected to do so for at least the foreseeable future as it continues to develop additional operating systems. Such losses may increase as operations in additional systems are commenced or acquired. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. As the Company continues to develop systems, EBITDA from more mature systems is expected to be partially or completely offset by negative EBITDA from less developed systems and from development costs associated with establishing systems in new markets. This trend is expected to continue until the
        Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems.
        Based on its current system launch schedule and targeted penetration and subscriber revenue rates, the Company believes it will reach a subscriber level in its more mature systems (those systems with positive System EBITDA) in the fourth quarter of 1997 to generate revenues sufficient to offset these operating and development costs. The Company's ability to meet its currently anticipated launch schedule and achieve its targeted penetration rates and subscriber levels is dependent on numerous factors, including the ability of the Company to achieve the necessary regulatory approvals for the anticipated launches in a timely manner, its ability to finance such launches and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain such EBITDA levels by the fourth quarter of 1997, if at all.

              The Company made capital expenditures, exclusive of acquisitions of wireless cable systems and additions to leased license acquisition costs, of approximately $9.8 million and $60.4 million for the years ended December 31, 1995 and 1996, respectively. For the three months ended March 31, 1996 and 1997, the Company's capital expenditures were approximately $9.2 million and $21.6 million respectively. These expenditures primarily relate to the purchase of equipment in the Company's Operating Systems, as well as in Future Launch Markets. The Company estimates that $85 million in capital expenditures will be required over the next twelve months to continue to fund growth in its Operating Systems and the launch of other markets.

              Based on the factors and results discussed above, the Company believes that the $79 million in unrestricted cash at March 31, 1997 is sufficient to meet its expected capital and operating needs through the end of 1997. The Company may, however, subject to the limitations of the indentures governing the 1995 Senior Notes and the 1996 Senior Discount Notes, in
        order to accelerate its growth rate and to finance general corporate activities and the launch or build-out of additional systems, supplement its existing sources of funding with financing arrangements at the operating system level or through additional borrowings, the sale of additional debt or equity securities, joint ventures or other arrangements, if such financing is available to the Company on satisfactory terms.

              As a result of the issuance of the 1995 Senior Notes and the 1996 Senior Discount Notes the Company is required to satisfy significant debt service requirements. Following the disbursement in October 1998 of all of the funds that were placed in escrow after the 1995 Unit Offering, a substantial portion of the Company's cash flow will be devoted to debt service on the 1995 Senior Notes, and, after August 1, 2001, on the 1996 Senior Discount Notes. The ability of the Company to make payments of principal and interest on these Notes will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments when due on the 1995 Senior Notes and the 1996 Senior Discount Notes or other indebtedness of the Company. If the Company is unable to meet interest and principal payments in the future, it may, depending upon circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. The incurrence of additional indebtedness is restricted by the indentures governing the 1995 Senior Notes and the 1996 Senior Discount Notes.

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

New Accounting Pronouncements

                The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. SFAS No. 129 is effective for fiscal years ending after December 15, 1997. Management does not believe that these pronouncements will have a material impact on its fiscal 1997 consolidated financial statements.


Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)  Exhibits:   See Exhibit Index on page 13
  (b)  No reports on Form 8-K were filed during the periods presented.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WIRELESS ONE, INC.



Date: May 9, 1997                     /s/ Sean Reilly
                                      -------------------------------
                                                 Sean Reilly
                                           Chief Executive Officer


Date: May 9, 1997                    /s/ Henry G. Schopfer, III
                                     --------------------------------
                                          Henry G. Schopfer, III
                                       Executive Vice President and
                                          Chief Financial Officer


Date: May 9, 1997                    /s/ Michael C. Ellis
                                     --------------------------------
                                            Michael C. Ellis
                                       Vice President and Controller
                                         (Chief Accounting Officer)



                               EXHIBIT INDEX


Exhibit No.                    Description of Exhibit

  3.1(i)      Amended and Restated Certificate of Incorporation of the
              Registrant(1)

  3.1(ii)     Bylaws of the Registrant(1)

  4.1 Indenture between the Registrant and United States Trust Company of New York, as Trustee, dated October 24, 1995(2)

  4.2 Warrant Agreement between Registrant and United States Trust Company of New York, as Warrant Agent, dated October 24, 1995(2)

  4.3 Escrow and Disbursement Agreement between the Registrant and Bankers Trust Corporation, Escrow Agent, dated October 24, 1995(2)

  4.4 Supplemental Indenture between the Registrant and United States Trust Company of New York, as trustee, dated July 26, 1996(3)

  4.5 Indenture between the Registrant and United States Trust Company of New York as Trustee, dated August 12, 1996(3)

  4.6 Warrant Agreement between the Registrant and United States Trust Company of New York, as Warrant Agent, dated August 12, 1996(4)

  4.7 Unit Agreement between the Registrant and United States Trust Company of New York, as Unit Agent, dated August 12, 1996(4)

  11.1        Statement re computation of per share earnings (4)

  27.1        Financial Data Schedule (4)
___________________________________

  1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 333-05109) as declared effective by the Commission on August 7, 1996.

  2) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 33-94942) as declared effective by the commission on October 18, 1995.

  3) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

  4) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Registration Number 333-12449) as declared effective on October 18, 1996.

  5) Incorporated herein by reference to the Registrant's Post-effective Amendment No. 1 to Form S-1 on Form S-3 (Registration Number 333-12449) as declared effective on October 21, 1996.

  6)     Filed herewith.