Form 10-Q
period 1997-06-30
WIRELESS ONE INC
filed 1997-08-14
CIK 918358

================================================================

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

                           FORM 10-Q

            QUARTERLY REPORT UNDER SECTION 13 OR 15
            OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTER ENDED JUNE 30, 1997

              Commission file number:     0-26836

                      WIRELESS ONE, INC.
      (Exact name of registrant specified in its charter)

                           Delaware
(State or other jurisdiction of incorporation or organization)

                          72-1300837
             (I.R.S. Employer Identification No.)

               1080 River Oaks Drive, Suite A150
                     Jackson, Mississippi
            (Address of principal executive office)

                             39208
                          (Zip code)

                        (601) 936-1515
     (Registrant's telephone number, including area code)

               11301 Industriplex Blvd., Suite 4
              Baton Rouge, Louisiana  70809-4115
  (Former address of registrant's principal executive office)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X            NO ________


Number of shares of Common Stock outstanding as of August 11,
1997:
           16,946,697

================================================================



                             INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                     Page No.

Condensed Consolidated Balance Sheets as of
June 30, 1997 and December 31, 1996                   2

Condensed Consolidated Statements of Operations
for the three months ended June 30, 1997 and 1996,
and the six months ended June 30, 1997 and 1996       3

Condensed Consolidated Statements of Cash
Flows for the six months ended June 30, 1997
and 1996                                              4

Notes to Condensed Consolidated Financial
Statements                                            5

Item 2.  Management's Discussion and Analysis
of Financial Condition and Results of Operations      9


PART II.OTHER INFORMATION

Item 4.  Submission of matters to a Vote of
Security Holders                                     15

Item 6.  Exhibits and Reports on Form 8-K            16




Part I.  FINANCIAL INFORMATION
==============================

Item 1.  Financial Statements


                      WIRELESS ONE, INC.
             Condensed Consolidated Balance Sheets
                          (unaudited)

                                     June 30,   December 31,
                                       1997         1996
                                       ----         ----

Assets
------
Current assets:
   Cash and cash equivalents     $ 53,525,204 $ 104,448,583
   Marketable investment
     securities-restricted         18,661,784    18,149,180
   Subscriber receivables, net      1,472,871       998,734
   Accrued interest and other
     receivables                      573,528       464,166
   Prepaid expenses                 1,909,255     1,149,296
                                  -----------  ------------
Total current assets               76,142,642   125,209,959
Property and equipment, net       105,726,820    82,636,712
License and leased license
  investment, net                 155,188,650   154,444,536
Marketable investment securities-
  restricted                        9,551,727    18,885,565
Other assets                       15,420,329    14,432,590
                                  -----------   -----------
                                $ 362,030,168 $ 395,609,362
                                  ===========   ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable               $ 1,464,846   $ 4,105,994
   Accrued expenses                 6,761,708     6,775,218
   Accrued interest                 4,813,120     4,482,864
   Current maturities of
     long-term debt                 3,320,814     3,169,383
                                   ----------    ----------
Total current liabilities          16,360,488    18,533,459
Deferred income taxes               5,850,000     6,500,000
Long-term debt                    308,747,936   299,909,221
                                  -----------   -----------
                                  330,958,424   324,942,680
                                  -----------   -----------
Stockholders' equity:
   Preferred stock, $.01 par value,
     10,000,000 shares authorized,
     no shares issued or outstanding        -             -
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     16,946,697 shares issued and
     outstanding                      169,467       169,467
   Additional paid-in capital     120,284,507   120,284,507
   Accumulated deficit            (89,382,230)  (49,787,292)
                                  ------------  ------------
Total stockholders' equity         31,071,744    70,666,682
                                  ------------  ------------
                                $ 362,030,168 $ 395,609,362
                                  ===========   ===========

See accompanying notes to condensed consolidated financial statements.




                      WIRELESS ONE, INC.
        Condensed Consolidated Statements of Operations
                          (unaudited)

                          Three Months Ended           Six Months Ended
                               June 30,                    June 30,
                           1997        1996            1997        1996
                           ----        ----            ----        ----
Revenues               $ 8,325,863   1,478,485      15,402,782   2,439,686
                        ----------  ----------      ----------  ----------
Operating expenses:
   System operations     5,724,078   1,029,933      10,570,841   2,113,458
   Selling, general
     and administrative  6,832,133   2,572,922      12,997,996   4,682,892
   Depreciation and
     amortization        7,923,792   1,298,501      14,181,233   2,262,506
                        ----------   ---------      ----------   ---------
                        20,480,003   4,901,356      37,750,070   9,058,856
                        ----------   ---------      ----------   ---------

Operating loss         (12,154,140) (3,422,871)    (22,347,288) (6,619,170)
                        ----------   ---------      ----------   ---------

Other income (expense):
   Interest expense    (10,364,644) (5,011,604)    (20,669,747)(10,021,497)
   Interest income       1,348,161   1,737,417       3,090,931   3,863,777
   Equity in losses of
     affiliate            (172,434)          -        (324,569)          -
   Other                     2,403           -           5,735           -
                        ----------   ----------     -----------   ---------
     Total other
       expense          (9,186,514)  (3,274,187)    (17,897,650)  (6,157,720)
                        ----------   ----------     -----------   ---------
   Loss before income
     taxes             (21,340,654)  (6,697,058)    (40,244,938) (12,776,890)

Income tax benefit         650,000           -         650,000            -
                        ----------   ---------      ----------   ----------

Net loss               (20,690,654) (6,697,058)    (39,594,938) (12,776,890)
                        ==========   =========      ==========   ==========

Net loss per common    $     (1.22)       (.50)          (2.34)        (.95)
  share                 ==========   =========      ==========   ==========

Weighted average
  common shares         16,946,697  13,498,752      16,946,697   13,498,752
  outstanding           ==========  ==========      ==========   ==========


See accompanying notes to condensed consolidated financial statements.





                      WIRELESS ONE, INC.
        Condensed Consolidated Statements of Cash Flows
                          (unaudited)

                                           Six Months Ended
                                               June 30,
                                        1997            1996

Cash flows from operating activities:
   Net loss                       $ (39,594,938)    (12,776,890)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
           Bad debt expense             680,257          23,694
           Depreciation and
             amortization            14,181,233       2,262,506
           Amortization of debt
             discount                 9,707,237         263,598
           Accretion of interest
             income                    (317,766)       (447,297)
           Deferred income tax
             benefit                   (650,000)              -
           Equity in losses of
             affiliates                 324,569               -
           Gain on sale of assets        (5,735)              -
           Changes in assets and liabilities:
                  Receivables        (1,263,756)       (123,281)
                  Prepaid expenses     (759,959)        125,054
                  Deposits             (103,047)        (23,711)
                  Accounts payable
                    and accrued
                    expenses         (2,324,400)      2,256,504
                                      ---------       ---------
           Net cash used in
             operating activities   (20,126,305)     (8,439,823)
                                     ----------       ---------
Cash flows from investing activities:
   Purchase of investments and
     other assets                    (1,777,500)       (209,021)
   Capital expenditures             (34,866,847)    (20,192,427)
   Acquisition of license
     investment                      (3,211,523)    (10,210,874)
   Proceeds from sale of assets          68,649               -
   Issuance of note receivable                -      (5,722,482)
   Proceeds from maturities of
     securities                       9,139,000       8,369,237
                                      ---------       ---------
   Net cash used in
     investing activities           (30,648,221)     (27,965,567)
                                     ----------       ----------
Cash flows from financing activities:
      Payments on long-term debt       (148,853)          (2,680)
      Debt issuance costs                     -          (94,305)
                                     ----------       ----------
      Net cash used in financing
        activities                     (148,853)         (96,985)
                                     ----------       ----------
          Net decrease in cash      (50,923,379)     (36,502,375)

Cash and cash equivalents at
  beginning of period               104,448,583      110,380,329
                                    -----------      -----------
Cash and cash equivalents at end
  of period                        $ 53,525,204       73,877,954
                                     ==========       ==========
See accompanying notes to condensed consolidated financial statements.




                      WIRELESS ONE, INC.

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         June 30, 1997


(1)  Description   of   Business   and   Summary  of  Significant
Accounting Policies

(a)  Description of Organization

Wireless One Inc. is engaged in the business of developing, owning, and operating wireless cable television systems primarily in southern and southeastern United States markets. At June 30, 1997, the Company had 34 systems in operation ("Operating System") and 49 other markets either under construction or in development ("Future Launch Markets"), 13 of which are held by a 50% owned joint venture.

(b)  Consolidation Policy

The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries.
All significant inter-company balances and transactions are eliminated in consolidation.

(c)  Interim Financial Information

The   condensed  consolidated  financial  statements   are
unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with the management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal years.

(d)  Net Loss Per Share

Net loss per share is based on the net loss divided by the weighted average number of common shares outstanding during the period presented. Shares issuable upon exercise of stock options and warrants are anti-dilutive and have been excluded from the calculation.

(e)  Reclassification

Certain expenses for the three and six months  ended  June  30,
1996  have  been  reclassified to conform with current period's
presentation.   These   reclassifications   had  no  effect  on
previously reported net loss.

(f)  Liquidity

The growth of the Company's business has and will require substantial investment on a continuing basis to finance capital expenditures and related expenses for expansion of the Company's customer base and systems development. In addition, the Company has recorded net losses since inception and expects to continue to experience net losses while it develops and expands its wireless cable systems. Management expects that the Company will require significant additional financings, through debt or equity financings, joint ventures, sales of assets, or other arrangements, to achieve its targeted subscriber levels in its current business plans and to cover ongoing operating losses. Additional debt or equity also may be required to finance future acquisitions of wireless cable companies, wireless cable systems or channel rights, if any. While management believes the Company will be able to obtain additional debt or equity capital on satisfactory terms to meet its future financing needs, there can be no assurance that either additional debt or equity capital will be available on such terms.

(g)  Change in Estimate

Based on management's periodic review of the assumptions used in determining the estimated useful lives of the Company's depreciable assets, the Company has changed its estimated useful life for subscriber equipment from five years to four years effective January 1, 1997. The impact of this change resulted in increased net loss and net loss per share of $815,000 and $.05, respectively, for the three months ended June 30, 1997 and $1,475,000 and $.09, respectively, for the six months ended June 30, 1997.

(h)  Impact of Standards Issued But Not Adopted

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", SFAS No. 129, "Disclosure of Information about Capital Structure", SFAS No. 130 "Reporting Comprehensive Income", and SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. SFAS No. 129 is effective for fiscal years ending after December 15, 1997. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not believe that these pronouncements will have a material impact on its fiscal 1997 consolidated financial statements.

(i)  Acquisitions

TruVision  Transaction   -   On  July 29,  1996,  the  Company
acquired all of the outstanding capital stock of TruVision Wireless Inc. ("TruVision"). TruVision acquires, develops, owns and operates wireless cable television systems within the southeastern United States. The Company issued to TruVision shareholders 3,262,945 shares of common stock. The Company also paid $1.8 million in cash and issued 180,000 shares of common stock to certain affiliates of TruVision.

The following table outlines the allocation of estimated fair market value of the net assets acquired in the transaction.

Current Assets                            $  1,146,604
Property and equipment, net                 16,427,882
Other Assets                                 2,177,003
License and leased license investment       80,736,479
Current Liabilities                          5,838,771
Deferred Tax Liability                      11,200,000
Debt                                        32,046,244


Huntsville Transaction   -   On  August  2,  1996,  the Company
purchased a wireless cable system and a hard-wire cable system currently operating in Huntsville, Alabama for approximately
$6.0 million in cash.

Lawrenceburg Transaction - On August 7, 1996, the Company purchased all of the outstanding shares of Shoals Wireless, Inc., whose principal asset is a wireless cable system in the Lawrenceberg, Tennessee market for approximately $1.2 million in cash.

The foregoing transactions have been accounted  for as business
combinations  using  the  purchase  method of accounting.   The
various purchase prices have been allocated to the net assets acquired based on management's estimates of fair values of assets and liabilities acquired. Approximately $ 86 million of the purchase prices have been allocated to wireless cable channel rights and is being amortized over 20 years.

Summarized below is the unaudited pro forma information for the three and six months ended June 30, 1996, as if these transactions had been consummated as of January 1, 1996. The pro forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                          Three Months Ended       Six Months Ended
                               June 30,                June 30,
                                 1996                    1996
                               --------                --------
Revenues                    $  3,230,197            $  5,740,899
Net loss                      (8,490,192)            (13,697,754)
Net loss per common share           (.50)                   (.81)


(2)  Income Taxes


The Company recorded a net deferred tax liability in conjunction with its acquisition of TruVision. The liability principally relates to differences in the bases of the underlying assets and liabilities in excess of net operating loss carryforwards. For the quarter ended June 30, 1997, the Company recognized $650,000 of deferred income tax benefit representing the tax effect of the portion of net operating loss carryforwards generated in the current period which the company expects to utilize to reduce the deferred tax liability.



Item  2.  Management's  Discussion  and   Analysis  of  Financial
Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed below, particularly in "Cautionary Statements." "Forward looking statements" provided by the Company pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS  FOR  THE THREE AND SIX MONTHS ENDED JUNE
30, 1997, COMPARED TO THE SAME PERIODS ENDED JUNE 30, 1996.

Management believes that period-to-period comparisons of the Company's consolidated financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's historically high growth rate, program of system launches, and significant acquisitions within the last two years.


Overview
--------
Since its inception, the Company has significantly increased its Operating Systems and number of subscribers. This controlled growth has been achieved from internal expansion and through acquisitions and mergers. The Company has sustained substantial net losses, primarily due to fixed operating costs associated with the development of its systems, interest expense and charges for depreciation and amortization. The Company expects to experience positive system EBITDA (net income (loss) plus interest expense, income tax expense, depreciation and amortization expense and all other non-cash charges less any non-cash items which have the effect of increasing net income or decreasing net loss) in the second half of 1997 and positive consolidated EBITDA in the first half of 1998. "System EBITDA" means EBITDA for a system and includes all selling, general and administrative expenses ("SG&A") attributable to employees in that system. Sixteen of the Company's Operating Systems achieved positive EBITDA by the end of the second quarter of 1997. None of the Company's remaining systems had turned EBITDA positive as of June 30, 1997, primarily as a result of their early stages of development and number of subscribers. The Company does not anticipate being able to generate net income until after the year 2001, and there can be no assurance that other factors, such as, but not limited to, economic conditions, its inability to raise additional financing or disruptions in its operations, will not result in further delays in the Company's operating on a profitable basis. Losses may increase as operations in additional systems are commenced or acquired.

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

Revenues - The Company's revenues consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the three months ended June 30, 1997 were $8.3 million as compared to $1.5 million for the same period of 1996, an increase of $6.8 million or 453%. Subscription revenues for the six months ended June 30, 1997 were $15.4 million as compared to $2.4 million for the comparable period of 1996, an increase of $13.0 million or 542%. This increase in revenues for the second quarter and six months ended June 30, 1997 over the comparable prior-year periods was primarily due to the average number of subscribers increasing from 15,301 and 12,592 subscribers, respectively, for the second quarter and six months ended June 30, 1996, to 94,286 and 86,647 subscribers for comparable 1997 periods. At June 30, 1996, the Company had 19,037 subscribers versus 100,640 at June 30, 1997. The increase in average number of subscribers is attributable to strong growth in Operating Systems that were in operation in the 1996 period, new system launches and the acquisition of approximately 23,000 subscribers in markets acquired pursuant to the Company's merger with TruVision Wireless, Inc. in July 1996 (the "TruVision Transaction").

Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides, certain repairs and maintenance expenditures, vehicle expenses and other direct operating and labor expenses. Programming costs, cost of program guides, channel lease payments and certain labor (with the exception of minimum payments) are variable expenses that increase as the number of subscribers increases. Systems operations expenses for the three months ended June 30, 1997 were $5.7 million as compared to $1.0 million for the same period of 1996, an increase of $4.7 million. Systems operations expense for the six months ended June 30, 1997 was $10.6 million as compared to $2.1 million for the same period in 1996, an increase of $8.5 million. This increase is attributable primarily to the increase in the average number of subscribers outlined above. As a percent of revenues, systems operations expenses decreased to 69% of revenues for the three months ended June 30, 1997 from 70% for the same period of 1996. As a percent of revenues, systems operations expense decreased to 69% of revenues for the six months ended June 30, 1997 from 87% for the same period of 1996.

Selling, General and Administrative - SG&A expenses for the three months ended June 30, 1997 were $6.8 million compared to $2.6 million for the same period of 1996, an increase of $4.2 million. SG&A expenses for the six months ended June 30, 1997 were $13.0 million as compared to $4.7 million for the same period of 1996, an increase of $8.3 million. SG&A expenses increased as a result of increased activities and associated administrative costs, including costs related to opening, acquiring and maintaining additional offices and compensation expense. The increase is due primarily to increases in personnel costs, advertising and marketing expenses, and other overhead expenses required to support the expansion of the Company's operations. As a percent of revenues, SG&A expenses decreased to 82% of revenues for the three months ended June 30, 1997 from 174% for the same period of 1996. As a percent of revenues, SG&A expenses decreased to 84% of revenues for the six months ended June 30, 1997 from 192% for the same period of 1996.

The Company believes such SG&A costs will not stabilize until 1998 or 1999 when all markets are expected to be launched. At that time, administrative expenses should remain constant with selling and general expense stabilizing when desired penetration rates are achieved. In order for such stabilization to occur within this time period, the Company's anticipated schedule of system launches needs to be met and desired penetration rates need to be achieved. The Company's ability to meet its currently anticipated launch schedule is dependent on numerous factors, including the ability of the Company to achieve the necessary regulatory approvals for such systems in a timely manner and its ability to finance the launch of such systems. Although management currently expects to meet the anticipated launch schedule, there can be no assurance that such schedule will be met or the necessary penetration rates will be achieved in such markets to provide the currently expected stabilization of SG&A costs in 1998 or 1999.

Depreciation and Amortization Expense - Depreciation and amortization expense for the quarter ended June 30, 1997 was $7.9 million versus $1.3 million for the same period of 1996, an increase of $6.6 million. Depreciation and amortization for the six months ended June 30, 1997 was $14.2 million as compared  to  $2.3  million  for  the  same  period of 1996, an increase of $11.9 million. The increase in depreciation expense during the period was due to additional capital expenditures related to the launch of new systems, the acquisition of additional Operating Systems and increased depreciation of subscriber equipment due to the changing of the estimated useful life from five to four years effective January 1, 1997. In addition, amortization of leased license costs increased due to new launches and the acquisition of additional channel rights.

Interest Expense - Interest expense for the quarter ended June 30, 1997 was $10.4 million versus $5.0 million for the same period of 1996, an increase of $5.4 million. Interest expense for the six months ended June 30, 1997 was $20.7 million as compared to $10.0 million for the same period of 1996, an increase of $10.7 million. This increase in interest expense was due to the issuance of the 1996 Senior Discount Notes (as defined in "Liquidity and Capital Resources") in August 1996.

Interest Income - Interest income for the quarter ended June 30, 1997 was $1.3 million versus $1.7 million for the same period of 1996, a decrease of $.4 million. Interest income for the six months ended June 30, 1997 was $3.1 million as compared to $3.9 million for the same period of 1996, a decrease of $.8 million. This decrease in interest income was due to smaller amount of funds available for investment that resulted from the sale of securities that were held for investment in 1996 in order to pay interest on the 1995 Senior Notes (as defined in "Liquidity and Capital Resources") and the utilization of cash balances to build and develop new markets.


Liquidity and Capital Resources
-------------------------------
The wireless cable television business is capital intensive. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' premises,
(ii) the construction of transmission and headend facilities and related equipment purchases, (iii) the funding of start-up
losses   and  other  working  capital  requirements,  (iv)  the
acquisition  of  wireless  cable channel rights and systems, and
(v) investments in vehicles and administrative offices.

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

For the six months ended June 30 1997, cash used in operating activities was $20.1 million consisting primarily of a net loss of $39.6 million in addition to a decrease in accounts payable and accrued expenses of $2.3 million, an increase in receivables and prepaid expenses of $2.0 million, an increase in deposits of $.1 million, and offset by depreciation and amortization of $14.2 million, and net non-cash expenses of $9.7 million. For the six months ended June 30, 1997, cash used in investing activities was $30.6 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $34.9 million and $3.2 million, respectively. In addition, the Company received proceeds from the maturities of securities of $9.1 million, made investments and purchased other assets at a cost of approximately $1.7 million, and received proceeds of $.07 million from the sale of capital assets. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as in Future Launch Markets, and certain license and organization costs related to those markets. For the six months ended June 30, 1997, cash flows used in financing activities were $.15 million consisting of payments on long-term debt.

For the six months ended June 30, 1996, cash used in operating activities was $8.4 million consisting primarily of a net loss of $12.8 million in addition to an increase in deposits of $.02 million, net non-cash income of $.2 million and offset by an increase in accounts payable and accrued expenses of $2.3 million, and depreciation and amortization of $2.3 million. For the six months ended June 30, 1996, cash used in investing activities was $27.9 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $20.2 million and $10.2 million, respectively. In addition, the Company received proceeds from the maturities of securities of $8.4 million, an acquisition of note receivable of $5.7 million, and made investments and purchased other assets at a cost of approximately $.2 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's operating markets, as well as those markets under construction or near term launch markets and certain license and organization costs related to those markets. For the six months ended June 30, 1996, cash flows used in financing activities was $.1 million, consisting primarily of payments for debt issue costs.

Historically,  the Company  has  generated  operating  and  net losses  and  can  be  expected  to  do  so  for  at  least  the foreseeable future as it continues to develop additional operating systems. Such losses may increase as operations in additional systems are commenced or acquired. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. As the Company continues to develop systems, EBITDA from more mature systems is expected to be partially or completely offset by negative EBITDA from less developed systems and from development costs associated with establishing systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. Based on its current system launch schedule and targeted penetration and subscriber revenue rates, the Company believes it will reach a subscriber level in its more mature systems (those systems with positive System EBITDA) in the fourth quarter of 1997 to generate revenues sufficient to offset these operating and development costs. The Company's ability to meet its currently anticipated launch schedule and achieve its targeted penetration rates and subscriber levels is dependent on numerous factors, including the ability of the Company to achieve the necessary regulatory approvals for the anticipated launches in a timely manner, its ability to finance such launches and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain such EBITDA levels by the fourth quarter of 1997, or at any time.

The Company made capital expenditures, exclusive of acquisitions of wireless cable systems and additions to leased license acquisition costs, of approximately $9.8 million and $60.4 million for the years ended December 31, 1995 and 1996, respectively. For the six months ended June 30, 1996 and 1997, the Company's capital expenditures were approximately $20.2 million and $34.9 million respectively. These expenditures primarily relate to the purchase of equipment in the Company's Operating Systems, and Future Launch Markets.

Based on the factors and results discussed above, the Company believes that the $53.5 million in unrestricted cash at June 30, 1997 is sufficient to meet its expected capital and operating needs through the end of 1997. The Company may, however, subject to the limitations of the indentures governing the 1995 Senior Notes and the 1996 Senior Discount Notes, in order to accelerate its growth rate and to finance general corporate activities and the launch or build-out of additional systems, supplement its existing sources of funding with financing arrangements at the operating system level or through additional borrowings, the sale of additional debt or equity securities, joint ventures or other arrangements, if such financing is available to the Company on satisfactory terms. The Company has relationships with investment bankers to discuss possible capital raising transactions, including asset sales and debt or equity issuances and to advise the Company as to methods of increasing liquidity and maximizing shareholder value.

As a result of the issuance of the 1995 Senior Notes and the 1996 Senior Discount Notes the Company is required to satisfy significant debt service requirements. Following the final disbursement in October 1998 of the funds that were placed in escrow after the 1995 Unit Offering, a substantial portion of the Company's cash flow will be devoted to debt service on the 1995 Senior Notes, and, after August 1, 2001, on the 1996 Senior Discount Notes. The ability of the Company to make payments of principal and interest on these Notes will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments when due on the 1995 Senior Notes and the 1996 Senior Discount Notes or other indebtedness of the Company. If the Company is unable to meet interest and principal payments in the future, it may, depending upon circumstances which then exist, seek additional equity or debt financing, attempt to refinance its existing indebtedness or sell all or part of its business or assets to raise funds to repay its indebtedness. The incurrence of additional indebtedness is restricted by the indentures governing the 1995 Senior Notes and the 1996 Senior Discount Notes.

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


New Accounting Pronouncements
-----------------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", SFAS No. 129, "Disclosure of Information about Capital Structure", SFAS No. 130 "Reporting Comprehensive Income", and SFAS No. 131 "Disclosure about segments of an Enterprise and Related Information". SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. SFAS No. 129 is effective for fiscal years ending after December 15, 1997. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. Management does not believe that these pronouncements will have a material impact on its fiscal 1997 consolidated financial statements.


Cautionary Statements
---------------------
Management's Discussion and Analysis of Financial Condition and Results of Operation and the notes to the financial statements contained herein contain "forward-looking statements." All statements other than statements of historical fact included in this report, including, without limitation, statements regarding future liquidity, cash needs and financings, and the Company's expectations regarding positive system EBITDA, losses, subscriber and revenue levels, profitability and SG&A costs, the expected results of the Company's business strategy, and other plans and objectives of management of the Company for future operations and activities are forward-looking statements.

Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, business opportunities that may be presented to and pursued by the Company, changes in laws or regulations, the substantial indebtedness of the Company, uncertainty created by the Company's limited operating history, negative cash flow and lack of profitable operations, the Company's need for additional financing, uncertainty of ability to obtain FCC authorizations, government regulations, competition, physical limitations of wireless cable transmission, and other factors, many of which are beyond the control of the Company. Further information regarding these and other factors that might cause future results to differ from those projected in the forward-looking statements are described in more detail under the heading "Factors That May Affect Future Results of the Company" in the Company's Form 10-K for the year ended December 31, 1996.




Part II.  OTHER INFORMATION
===========================

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 20, 1997 (the "Annual Meeting"). Proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act
1934 , as amended.

At the Annual Meeting, William K. Luby, J.R. Holland, Jr., and William J. Van Devender were elected to serve until the 2000 annual meeting of Stockholders. In addition to the directors elected at the Annual Meeting, the terms of Henry M. Burkhalter, Sean B. Reilly, Daniel L. Shimer, Hans J. Sternberg, Arnold L. Chavkin, and L. Allen Wheeler continued after the Annual Meeting.

At the Annual Meeting, holders of shares of the Company's
Common Stock elected three directors with the number of votes cast for or withheld from such nominees as follows:


Name                           For                 Withheld
----                           ---                 --------
William K. Luby                10,254,917          7,950
J. R. Holland, Jr.             10,254,917          7,950
William J. Van Devender        10,254,917          7,950




Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:   See Exhibit Index on page E-1
(b)  No reports on Form 8-K were filed during the periods presented.




                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              WIRELESS ONE, INC.



Date:   August 14, 1997                 /s/  Henry M. Burkhalter
                                             -------------------
                                             Henry M. Burkhalter
                                         Chief Executive Officer




Date:   August 14, 1997               /s/  Henry G. Schopfer, III
                                           ----------------------
                                           Henry G. Schopfer, III
                                     Executive Vice President and
                                          Chief Financial Officer




Date:   August 14, 1997                     /s/  Michael C. Ellis
                                                 ----------------
                                                 Michael C. Ellis
                                    Vice President and Controller
                                       (Chief Accounting Officer)





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

4.3 Escrow and Disbursement Agreement between the Registrant and Bankers Trust Corporation, Escrow Agent, dated October 24, 1995(2)

4.4 Supplemental Indenture between the Registrant and United States Trust Company of New York, as trustee, dated July 26, 1996(3)

4.5 Indenture between the Registrant and United States Trust Company of New York as Trustee, dated August 12, 1996(3)

4.6 Warrant Agreement between the Registrant and United States Trust Company of New York, as Warrant Agent, dated August 12, 1996(4)

11.1              Statement re computation of per share earnings (5)

27.1              Financial Data Schedule (5)

1)  Incorporated herein by reference from the Registrant's
Registration Statement on Form S-1 (Registration Number 333-
05109) as declared effective by the Commission on August 7, 1996.

2)  Incorporated herein by reference from the Registrant's
Registration Statement on Form S-1 (Registration Number 33-
94942) as declared effective by the commission on October 18, 1995.

3)  Incorporated herein by reference from the Registrant's
Quarterly Report on Form 10-Q for the fiscal quarter ended
September 30, 1995.

4)  Incorporated herein by reference to the Registrant's
Registration Statement on Form S-1 (Registration Number 333-
12449) as declared effective on October 18, 1996.

5)  Filed herewith.