Form 10-Q
period 1997-09-30
WIRELESS ONE INC
filed 1997-11-14
CIK 918358

===========================================================

                      UNITED STATES
            SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C.  20549

                        FORM 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15
          OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

YES       X            NO ________


Number of shares of Common Stock outstanding as of November 14, 1997

                        16,946,697


===========================================================



                          INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                               Page No.

               Condensed Consolidated Balance Sheets as of
               September 30, 1997 and December 31, 1996
               (unaudited).............................................2

               Condensed Consolidated Statements of Operations
               for the three months ended September 30, 1997 and
               1996, and the nine months ended September 30, 1997
               and 1996 (unaudited)....................................3

               Condensed Consolidated Statements of Cash
               Flows for the nine months ended September 30, 1997
               and 1996 (unaudited)....................................4

               Notes to Condensed Consolidated Financial
               Statements..............................................5

         Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................8


PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.....................15




Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                             WIRELESS ONE, INC.
                   Condensed Consolidated Balance Sheets
                                (unaudited)

                                              September 30,      December 31,
Assets                                            1997              1996
                                                  ----              ----
Current assets:
   Cash and cash equivalents                  $31,697,070        $104,448,583
   Marketable investment securities-           19,195,913          18,149,180
     restricted
   Subscriber receivables, net                  1,542,622             998,734
   Accrued interest and other receivables         884,878             464,166
   Prepaid expenses
                                                1,456,334           1,149,296
                                             ------------        ------------
Total current assets                           54,776,817         125,209,959

Property and equipment, net                   112,844,225          82,636,712
License and leased license investment, net    154,695,918         154,444,536
Marketable investment securities-restricted     9,106,677          18,885,565
Other assets                                   16,626,683          14,432,590
                                             ------------        ------------
                                             $348,050,320        $395,609,362
                                             ============        ============
   Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $  2,408,538        $  4,105,994
   Accrued expenses                             7,869,846           6,775,218
   Accrued interest                             9,695,782           4,482,864
   Current maturities of long-term debt           301,628           3,169,383
                                             ------------        ------------
Total current liabilities                      20,275,794          18,533,459
                                             ------------        ------------
Deferred income taxes                           5,525,000           6,500,000
Long-term debt                                313,621,091         299,909,221
                                             ------------        ------------
                                              339,421,885         324,942,680
                                             ------------        ------------
Stockholders' equity:
   Preferred stock, $.01 par value,
     10,000,000 shares authorized, no shares
     issued or outstanding                             -                    -
   Common stock, $.01 par value, 50,000,000
     shares authorized, 16,946,697 shares
     issued and outstanding                      169,467              169,467
   Additional paid-in capital                120,284,507          120,284,507
   Accumulated deficit                      (111,825,539)         (49,787,292)
                                            ------------         ------------
Total stockholders' equity                     8,628,435           70,666,682
                                            ------------         ------------
                                            $348,050,320         $395,609,362
                                            ============         ============

See accompanying notes to condensed consolidated financial statements.



                                 WIRELESS ONE, INC.
                 Condensed Consolidated Statements of Operations
                                    (unaudited)

                                 Three Months Ended          Nine Months Ended
                                    September 30,               September 30,
                                 1997          1996           1997         1996
                                 ----          ----           ----         ----
Revenues                    $  9,128,119     3,509,450     24,533,913    5,949,136
                               ---------     ---------     ----------    ---------
Operating expenses:
   System operations           5,752,564     2,209,341     16,610,147    4,322,799
   Selling, general and
     administrative            7,581,686     4,909,912     20,290,220    9,592,804
   Depreciation and
     amortization              9,123,868     3,387,076     23,305,099    5,260,167
                              ----------    ----------     ----------   ----------
                              22,458,118    10,506,329     60,205,466   19,175,770
                              ----------    ----------     ----------   ----------
Operating loss               (13,329,999)   (6,996,879)   (35,671,553) (13,226,634)
                              ----------    ----------     ----------   ----------
Other income (expense):
   Interest expense          (10,429,596)   (7,974,496)   (31,099,343) (18,385,408)
   Interest income               964,752     1,984,357      4,055,683    5,848,134
   Equity in income (losses)
     of affiliate                 26,534      (252,205)      (298,034)    (252,205)
                              ----------    ----------     ----------   ----------
        Total other expense   (9,438,310)   (6,242,344)   (27,341,694) (12,789,479)
                              ----------    ----------     ----------   ----------
   Loss before income taxes  (22,768,309)  (13,239,223)   (63,013,247) (26,016,113)

Income tax benefit               325,000     3,055,000        975,000    3,055,000
                              ----------    ----------     ----------   ----------
Net loss                     (22,443,309)  (10,184,223)   (62,038,247) (22,961,113)
                              ==========    ==========     ==========   ==========
Net loss per common share   $      (1.32)         (.64)         (3.66)       (1.61)
Weighted average common       ==========    ==========     ==========   ==========
  shares outstanding          16,946,697    15,856,421     16,946,697   14,293,278
                              ==========    ==========     ==========   ==========

See accompanying notes to condensed consolidated financial statements.




                             WIRELESS ONE, INC.
              Condensed Consolidated Statements of Cash Flows
                                (unaudited)

                                                    Nine Months Ended
                                                       September 30,
                                                   1997            1996
Cash flows used in  operating activities:
   Net loss                                $(62,038,247)    (22,961,113)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
           Bad debt expense                   1,086,383         112,015
           Depreciation and amortization     23,305,099       5,260,167
           Amortization of debt discount     14,746,814       3,586,180
           Accretion of interest income        (406,845)       (624,386)
           Deferred income tax benefit         (975,000)     (3,055,000)
           Equity in losses of affiliate        298,034         252,205
           Gain on sale of assets                (5,735)              -
           Changes in assets and
             liabilities:
                  Receivables                (2,050,983)       (808,262)
                  Prepaid expenses             (307,038)       (123,017)
                  Deposits                     (112,796)        417,059
                  Accounts payable and
                    accrued expenses          4,610,090       9,386,712
           Net cash used in operating       -----------     -----------
             activities                     (21,850,224)     (8,557,440)
                                            -----------     -----------
Cash flows used in investing activities:
   Purchase of investments and other
    assets                                   (3,240,294)     (2,047,321)
   Capital expenditures                     (49,801,966)    (37,256,598)
   Acquisition of license investment         (4,024,945)    (41,579,312)
   Proceeds from sale of assets                  68,649               -
   Proceeds from maturities of securities     9,139,000       8,369,237
                                            -----------     -----------
           Net cash used in investing
             activities                     (47,859,556)    (72,513,994)
                                            -----------     -----------
Cash flows from financing activities:
   Payments on long-term debt                (3,041,733)    (13,013,456)
   Proceeds from issuance of long-term
     debt and warrants                                -     120,624,614
   Debt issuance costs                                -      (2,405,580)
                                            -----------     -----------
         Net cash from financing
           activities                        (3,041,733)    105,205,578
                                            -----------     -----------
                  Net increase (decrease)
                    in cash                 (72,751,513)     24,134,144
Cash and cash equivalents at beginning of
  period                                    104,448,583     110,380,329
                                            -----------     -----------
Cash and cash equivalents at end of period $ 31,697,070     134,514,473
                                            ===========     ===========

See accompanying notes to condensed consolidated financial statements.



                    WIRELESS ONE, INC.

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 1997


(1) Description  of  Business  and  Summary of Significant
   Accounting Policies


    (a) Description of Organization

        Wireless One, Inc. is engaged  in  the business of
        developing,  owning, and operating wireless  cable
        television  systems   and  a  high-speed,  two-way
        Internet access product, primarily in southern and southeastern United States markets. At September
        30, 1997, the Company had 34 systems in  operation
        ("Operating System") and 49 other markets either under construction or in development ("Future
        Launch Markets"), 13 of which are held by a 50% owned joint venture.

    (b) Consolidation Policy

        The  condensed  consolidated financial  statements
        include  the  accounts  of  the  Company  and  its
        majority-owned   subsidiaries.    All  significant
        inter-company   balances   and  transactions   are
        eliminated in consolidation.

    (c) Interim Financial Information

        The  condensed  consolidated  financial statements
        are  unaudited   and   reflect   all   adjustments
        (consisting only of normal recurring  adjustments)
        which  are,   in   the  opinion   of   management,
        necessary for a fair presentation of the financial
        position and  operating results  for  the  interim
        periods.   The  condensed  consolidated  financial
        statements should be  read in conjunction with the
        consolidated   financial   statements  and   notes
        thereto, together with management's discussion and
        analysis  of financial  condition  and results  of
        operations,  contained  in  the  Company's  Annual
        Report  on  Form  10-K  for  the fiscal year ended
        December 31, 1996.   The results of operations for
        the interim periods are not necessarily indicative of the results for the entire fiscal years.

    (d) Net Loss Per Share

       Net loss per share is based on the net loss divided
       by the weighted average  number  of  common  shares
       outstanding  during  the  period presented.  Shares
       issuable  upon  exercise  of  stock   options   and
       warrants are anti dilutive and have been excluded from the calculation.

    (e) Reclassification

        Certain expenses for the three and nine months ended September 30, 1996 have been reclassified to conform with current period's presentation. These reclassifications had no effect on previously reported net loss.

    (f) Liquidity

        The growth of the Company's business has  and will
        require  substantial  investment  on  a continuing
        basis to finance capital expenditures and  related
        expenses   for  the  expansion  of  the  Company's
        customer base  in  its  wireless cable systems and
        the   development  of  the   high-speed,   two-way
        Internet  product.  In  addition,  the Company has
        recorded net losses since inception and expects to
        continue   to  experience  net  losses  while   it
        develops  and   expands  its  wireless  cable  and
        Internet access systems.   Management expects that
        the  Company  will require significant  additional
        financing,  through  debt  or  equity  financings,
        joint  ventures,   sales   of   assets   or  other
        arrangements,  to  achieve its targeted subscriber
        levels in its current  business plans and to cover
        ongoing  operating  losses.   Additional  debt  or
        equity  also  may be required  to  finance  future
        acquisitions of wireless cable companies, wireless
        cable systems or  channel  rights,  if any.  While
        management believes the Company will  be  able  to
        obtain   additional  debt  or  equity  capital  on
        satisfactory  terms  to  meet its future financing
        needs,  there  can  be  no assurance  that  either
        additional  debt  or  equity   capital   will   be
        available on such terms.

    (g) Change in Estimate

        Based  on  management's  periodic  review  of  the
        assumptions  used  in  determining  the  estimated
        useful lives of the Company's depreciable  assets,
        the Company has changed its estimated useful  life
        for  subscriber  equipment from five years to four
        years effective January  1,  1997.   The impact of
        this change resulted in increased net loss and net loss per share of $969,000 and $.06, respectively, for the three months ended September 30, 1997 and $2,444,000 and $.14, respectively, for the nine months ended September 30, 1997.

    (h) Impact of Standards Issued But Not Adopted

        The Financial Accounting  Standards  Board  issued
        Statement of Financial Accounting Standards (SFAS)
        No.  128,  "Earnings per Share".  SFAS No. 128  is
        effective for  annual  and  interim periods ending
        after  December  15,  1997.  Management  does  not
        believe    earnings   per   share    under    this
        pronouncement will be materially different from previously reported earnings per share amounts.

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

        Lawrenceberg  Transaction   -   On August 7, 1996,
        the  Company  purchased  all  of  the  outstanding
        shares  of Shoals Wireless, Inc., whose  principal
        asset  is   a   wireless   cable   system  in  the
        Lawrenceberg,  Tennessee  market for approximately
        $1.2 million in cash.

        The foregoing transactions have been accounted for
        as business combinations using the purchase method
        of accounting.  The various  purchase  prices have
        been allocated to the net assets acquired based on
        management's  estimates  of fair values of  assets
        and  liabilities  acquired.    Approximately   $86
        million  of  the  purchase prices was allocated to
        wireless  cable  channel   rights   and  is  being
        amortized over 20 years.

        Summarized  below  is  the  unaudited  pro   forma
        information  for  the  three and nine months ended
        September 30, 1996, as if  these  transactions had
        been consummated as of January 1, 1996.   The  pro
        forma information does not purport to represent what the Company's results of operations actually would have been had such transactions occurred on the date specified or to project the Company's results of operations for any future periods.

                        Three Months Ended     Nine Months Ended
                           September 30,         September 30,
                               1996                  1996
                               ----                  ----
Revenues                   $  4,326,314           10,067,213

Net loss                    (12,548,538)         (26,246,292)

Net loss per common share          (.74)               (1.55)


(2) Income Taxes

        The Company  recorded a net deferred tax liability
        in conjunction  with its acquisition of TruVision.
        The liability  principally  relates to differences
        in   the  basis  of  the   underlying  assets  and
        liabilities   in  excess   of  net  operating loss
        carryforwards.   The  Company  recognized $325,000
        of  deferred  income  tax  benefit  for  the three
        months  ended September 30, 1997 and  $975,000 for
        the   nine  months   ended  September   30,  1997,
        representing the tax effect of the  portion of net
        operating  loss  carryforwards  generated  in  the
        current  period  which   the  company  expects  to
        utilize to reduce the deferred tax liability.


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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 1996.

     Management believes that period-to-period comparisons of the Company's consolidated financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the Company's historically high growth rate, program of system launches, and significant acquisitions within the last two years.

Overview

     Since its inception, the Company has significantly increased its Operating Systems and number of subscribers. This controlled growth has been achieved from internal expansion and through acquisitions. The Company has sustained substantial net losses, primarily due to fixed operating costs associated with the development of its systems, interest expense and charges for depreciation and amortization.

     During the third quarter of 1997, the Company refocused its marketing efforts to developing its new contract with DirecTV, which offers subscription video services to multiple dwelling units (MDU's) and has devoted substantial resources to the development of a high-speed, two-way Internet access product. Because of the lower capital and operating costs per subscriber and the enhanced programming available through its DirecTV MDU product, the Company believes that this focus will provide the Company with the best use of its wireless spectrum, existing infrastructure, and the opportunities provided by the marketplace. Because of the increased opportunity provided by its DirecTV MDU product, the Company has determined to deemphasis its SFU business and currently does not plan to launch new systems focused on SFUs. Accordingly, since October 1, 1997 the Company has begun implementing changes to its business operations to reduce personnel and expenses to the levels needed to implement these refocused business objections, including the elimination of over 100 of 900 positions.

     Nineteen of the Company's Operating Systems achieved positive EBITDA by the end of the third quarter of 1997. "EBITDA" means net income (loss) plus interest expense, income tax expense, depreciation and amortization expense and all other non-cash charges less any non-cash items which have the effect of increasing net income or decreasing net loss. "System EBITDA" means EBITDA for a system and includes all selling, general and administrative expenses ("SG&A") attributable to employees in that system. None of the Company's remaining systems had turned EBITDA positive as of September 30, 1997, primarily as a result of their early stages of development and number of subscribers. The Company does not anticipate generating net income until after the year 2001, and there can be no assurance that other factors, such as, but not limited to, economic conditions, its inability to raise additional financing or disruptions in its operations, will not result in further delays in the Company's operating on a profitable basis. Losses are expected to continue as the Company refocuses its resources to the marketing of its DirecTV MDU product and development of its internet product and as additional systems are commenced or acquired.

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

Results of Operations

     Revenues - The Company's revenues consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the three months ended September 30, 1997 were $9.1 million as compared to $3.5 million for the same period of 1996, an increase of $5.6 million or 160%. Subscription revenues for the nine months ended September 30, 1997 were $24.5 million as compared to $5.9 million for the comparable period of 1996, an increase of $18.6 million or 312%. This increase in revenues for the third quarter and nine months ended
September  30,  1997  over  the  comparable  prior-year   periods  was
primarily due to the average number of subscribers increasing from 33,905 and 19,626 subscribers, respectively, for the third quarter and nine months ended September 30, 1996, to 107,042 and 93,405 subscribers for comparable 1997 periods. At September 30, 1996, the Company had 51,234 subscribers versus 114,020 at September 30, 1997. The increase in average number of subscribers is attributable to strong growth in Operating Systems that were in operation in the 1996 period, new system launches and the acquisition of approximately 23,000 subscribers in markets acquired pursuant to the Company's merger with TruVision Wireless, Inc. in July 1996 (the "TruVision Transaction").

     Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides, certain repairs and maintenance expenditures, vehicle expenses and other direct operating and labor expenses. Programming costs, cost of program guides, channel lease payments and certain labor (with the exception of minimum payments) are variable expenses that increase as the number of subscribers increases. Systems operations expenses for the three months ended September 30, 1997 were $5.8 million as compared to $2.2 million for the same period of 1996, an increase of $3.5 million. Systems operations expense for the nine months ended September 30, 1997 was $16.6 million as compared to $4.3 million for the same period in 1996, an increase of $12.3 million. This increase is attributable primarily to the increase in the average number of subscribers outlined above. As a percent of revenues, systems operations expenses were 63% of revenues for the three months ended September 30, 1997 compared to 63% for the same period of 1996. As a percent of revenues, systems operations expense decreased to 68% of revenues for the nine months ended September 30, 1997 from 73% for the same period of 1996.

     Selling, General and Administrative - SG&A expenses for the three months ended September 30, 1997 were $7.6 million compared to $4.9 million for the same period of 1996, an increase of $2.7 million. SG&A expenses for the nine months ended September 30, 1997 were $20.3 million as compared to $9.6 million for the same period of 1996, an increase of $10.7 million. SG&A expenses increased as a result of increased activities and associated administrative costs, including costs related to opening, acquiring and maintaining additional offices and compensation expense. The increase is due primarily to increases in personnel costs, advertising and marketing expenses, and other overhead expenses required to support the expansion of the Company's operations. As a percent of revenues, SG&A expenses decreased to 83% of revenues for the three months ended September 30, 1997 from 140% for the same period of 1996. As a percent of revenues, SG&A expenses decreased to 83% of revenues for the nine months ended September 30, 1997 from 161% for the same period of 1996.

     The Company believes such SG&A costs will not stabilize until all planned markets and products are launched. At that time, administrative expenses should remain constant with selling and general expense stabilizing when desired penetration rates are achieved. In order for such stabilization to occur, the Company's anticipated schedule of system and product launches needs to be met and desired penetration rates need to be achieved. The Company's ability to meet its currently anticipated launch schedule is dependent on numerous factors, including the ability of the Company to achieve the necessary regulatory approvals for such systems in a timely manner and its ability to finance the launch of such systems. Although management currently expects to meet the anticipated systems and product launch schedule, there can be no assurance that such schedule will be met or the necessary penetration rates will be achieved in such markets to provide for the stabilization of SG&A costs.

     Depreciation and Amortization Expense - Depreciation and amortization expense for the quarter ended September 30, 1997 was $9.1 million versus $3.4 million for the same period of 1996, an increase of $5.7 million. Depreciation and amortization for the nine months ended September 30, 1997 was $23.3 million as compared to $5.3 million for the same period of 1996, an increase of $18.0 million. The increase in depreciation expense during the period was due to additional capital expenditures related to the launch of new systems, the acquisition of additional Operating Systems and increased depreciation of subscriber equipment due to the changing of the estimated useful life from five to four years effective January 1, 1997. In addition, amortization of leased license costs increased due to new launches and the acquisition of additional channel rights.

     Interest Expense - Interest expense for the quarter ended September 30, 1997 was $10.4 million versus $8.0 million for the same period of 1996, an increase of $2.4 million. Interest expense for the nine months ended September 30, 1997 was $31.1 million as compared to $18.4 million for the same period of 1996, an increase of $12.7 million. This increase in interest expense was due to the issuance of the 1996 Senior Discount Notes (as defined in "Liquidity and Capital Resources") in August 1996.

     Interest Income - Interest income for the quarter ended September 30, 1997 was $1.0 million versus $2.0 million for the same period of 1996, a decrease of $1.0 million. Interest income for the nine months ended September 30, 1997 was $4.1 million as compared to $5.8 million for the same period of 1996, a decrease of $1.7 million. This decrease in interest income was due to smaller amount of funds available for investment that resulted from the sale of securities that were held for investment in 1996 in order to pay interest on the 1995 Senior Notes (as defined in "Liquidity and Capital Resources") and the utilization of cash balances to build and develop new markets.

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

     In order to finance the expansion of its operating systems and the launch of additional markets, in October 1995, the Company completed the initial public offering of 3,450,000 shares of its common stock (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrently, the Company issued 150,000 units consisting of $150 million aggregate principal amount of senior notes due 2003 (the "1995 Senior Notes") and 450,000 warrants to purchase an equal number of shares of Common Stock at an exercise price of $11.55 per share. The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the units into an escrow account to cover the first three years' interest payments on the 1995 Senior Notes as required by terms of the indenture governing the 1995 Senior Notes.

     In August 1996, the Company issued 239,252 units consisting of $239 million aggregate principal amount of senior discount notes (the "1996 Senior Discount Notes") and 239,252 warrants to purchase 544,059 shares of Common Stock at an exercise price of $16.64 per share. The Company received $118.6 million after expenses. The proceeds are being used to fund marketing of the Company's new DirecTV MDU product, development of the Company's internet products, the launch of new systems and expansion of the Company's existing markets.

     For the nine months ended September 30 1997, cash used in operating activities was $21.9 million consisting primarily of a net loss of $62.0 million, in addition to an increase in receivables and prepaid expenses of $2.4 million, an increase in deposits of $0.1 million, partially offset by depreciation and amortization of $23.3 million, an increase in accounts payable and accrued expenses of $4.6 million, and net non-cash expenses of $14.7 million. For the nine months ended September 30, 1997, cash used in investing activities was $47.9 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $49.8 million and $4.0 million, respectively. In addition, the Company received proceeds from the maturities of securities of $9.1 million and made investments and purchased other assets at a cost of approximately $3.2 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as in Future Launch Markets, and certain license and organization costs related to those markets. For the nine months ended September 30, 1997, cash flows used in financing activities were $3.0 million consisting of repayments of long-term debt.

     For the nine months ended September 30, 1996, cash used in operating activities was $8.6 million consisting primarily of a net loss of $23.0 million, in addition to an increase in receivables and prepaid expenses of $0.9 million; partially offset by an increase in accounts payable and accrued expenses of $9.4 million, depreciation and amortization of $5.3 million, a decrease in deposits of $0.4 million, non-cash income of $3.7 million and non-cash expenses of $4.0 million. For the nine months ended September 30, 1996, cash used in investing activities was $72.5 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $37.3 million and $41.6 million, respectively. In addition, the Company received proceeds from the maturities of securities of $8.4 million and made investments and purchased other assets at a cost of approximately $2.0 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's operating markets, as well as those markets under construction or near term launch markets and certain license and organization costs related to those markets. For the nine months ended September 30, 1996, cash flows provided by financing activities was $105.2 million, consisting of $120.6 million in proceeds from the issuance of long-term debt, offset by $13.0 million in repayments of long-term debt and $2.4 million in payments for debt issue costs.

     The Company made capital expenditures, exclusive of acquisitions of wireless cable systems and additions to leased license acquisition costs, of approximately $9.8 million and $60.4 million for the years ended December 31, 1995 and 1996, respectively. For the nine months ended September 30, 1996 and 1997, the Company's capital expenditures were approximately $37.3 million and $49.8 million respectively. These expenditures primarily relate to the purchase of equipment in the Company's Operating Systems, and Future Launch Markets.

     Historically, the Company has generated operating and net losses and is expected to do so for at least the foreseeable future as it continues to market its new DirecTV MDU product, develop its internet product and develop additional operating systems. Such losses may increase as these products are implemented and operations in additional systems are commenced or acquired. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. As the Company continues to develop systems, EBITDA from more mature systems is expected to be partially or completely offset by negative EBITDA from less developed systems and from development costs associated with establishing its new products and its operating systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. The Company's ability to meet its currently anticipated launch schedule and achieve its targeted penetration rates and subscriber levels is dependent on numerous factors, including the Company's ability to finance new launches and expansion of existing systems, its experience with its DirecTV MDU product, which remains a relatively new product for the Company, the ability of the Company to achieve the necessary regulatory approvals for the anticipated launches in a timely manner, and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain such EBITDA levels at any time.

     Based on the factors and results discussed above, the Company believes that the $31.7 million in unrestricted cash at September 30, 1997 is sufficient to meet its expected capital and operating needs through the end of 1997. In order to finance the launch and build-out of additional systems, the Company is actively seeking to raise additional funds through the sale of assets or through financing arrangements at the operating system level, additional borrowings, the sale of additional debt or equity securities, joint ventures or other arrangements, if such financing is available to the Company on
satisfactory  terms.   The Company is currently  in  discussions  with
potential investors regarding capital raising transactions; however, there is no assurance that the Company will be able to raise additional capital within the limitations of the indentures governing the 1995 Senior Notes or the 1996 Senior Discount  Notes  or  on terms the Company considers acceptable.  The Company could operate at a reduced non-growth level if additional funds are not available; however, in such case the Company may not be able to continue to launch new systems or to further develop its internet product and
marketing its DirecTV MDU product  may  be  curtailed.   Further,  the
Company needs to raise additional capital or generate positive EBITDA to satisfy its debt service obligations beginning in April 1999 and to continue to maintain the listing of its stock on the NASDAQ national market system.

     As a result of the issuance of the 1995 Senior Notes and the 1996 Senior Discount Notes the Company is required to satisfy significant debt service requirements. Beginning in April 1999, a substantial portion of the Company's cash flow will be devoted to debt service on the 1995 Senior Notes, and, after August 1, 2001, on the 1996 Senior Discount Notes. The ability of the Company to make payments of principal and interest on these Notes will be largely dependent upon its future performance. Many factors, some of which will be beyond the Company's control (such as prevailing economic conditions), may affect its performance. There can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments when due on the 1995 Senior Notes and the 1996 Senior Discount Notes or other indebtedness of the Company.

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

New Accounting Pronouncements

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. Management does not believe earnings per share under this pronouncement will be materially different from previously reported earnings per share amounts.

Cautionary Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements contained herein contain "forward-looking statements." All statements other than statements of historical fact included in this report, including, without limitation, statements regarding future liquidity, cash needs and financing, and the Company's expectations regarding positive system EBITDA, losses, subscriber and revenue levels, profitability and SG&A costs, the expected results of the Company's business strategy, and other plans and objectives of management of the Company for future operations and activities are forward-looking statements.

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



                                          WIRELESS ONE, INC.



Date:       November 14, 1997             /s/  Henry M. Burkhalter
                                          ------------------------
                                          Henry M. Burkhalter
                                          Chief Executive Officer




Date:       November 14, 1997             /s/  Henry G. Schopfer, III
                                          ---------------------------
                                          Henry G. Schopfer, III
                                          Executive Vice President and
                                          Chief Financial Officer




Date:       November 14, 1997             /s/  Laurence O. Woolhiser, Jr.
                                          -------------------------------
                                          Laurence O. Woolhiser, Jr.
                                          Vice President and Controller
                                          (Chief Accounting Officer)



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

   11.1    Statement re computation of per share earnings(5)

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

5)   Filed herewith.