Form 10-K
period 1997-12-31
WIRELESS ONE INC
filed 1998-03-31
CIK 918358

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-K


                                (Mark One)
x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended
      December 31, 1997
o Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       Commission File Number 0-26836
                             WIRELESS ONE, INC.

          (Exact name of registrant as specified in its charter)


  Delaware                            72-1300837
  (State or other jurisdiction of     (I.R.S. Employer Identification No.)
  incorporation or organization)


         1080 River Oaks, Suite A150
         Jackson, MS                                   39208
         (Address of principal executive offices)      (Zip Code)

                                (601) 936-1515
                        (Registrant's telephone number,
                             including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common stock, $0.01 par value per share
                               (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes * No
                                              ---    ---
      Indicate  by  check  mark  if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in  Part  III of this Form 10-K or any
amendment to this Form 10-K.  Yes  *   No
                                  ---     ---

      The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at March 23, 1998 was approximately $5.3 million.

      The number of shares of the registrant's common stock, $0.01 par value per share, outstanding at March 23, 1998 was 16,910,064.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's Proxy Statement for its 1998 Annual Meeting of stockholders have been incorporated by reference into Part III of this Form 10-K.




                              WIRELESS ONE, INC.

                      ANNUAL REPORT ON FORM 10-K FOR THE
                      FISCAL YEAR ENDED DECEMBER 31, 1997


                               TABLE OF CONTENTS
                                                                          PAGE

PART I

   Item 1. Business..........................................................1
   Item 2. Properties.......................................................23
   Item 3. Legal Proceedings................................................24
   Item 4. Submission of Matters to a Vote of Security Holders..............24
   Item 4A. Executive Officers of the Registrant............................24


PART II

   Item 5. Market for Registrant's Common Equity and Related Matters........25
   Item 6. Selected Financial Data..........................................26
   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operation.........................................27
   Item 8. Financial Statements and Supplementary Data......................32
   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................32

PART III

   Item 10. Directors and Executive Officers of the Registrant..............33
   Item 11. Executive Compensation..........................................33
   Item 12. Security Ownership of Certain Beneficial Owners and Management..33
   Item 13. Certain Relationships and Related Transactions..................33

PART IV

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.33

Financial Statements.......................................................F-3

Financial Statement Schedule..............................................F-24

Signatures.................................................................S-1

Exhibit Index..............................................................E-1



                                    PART I
ITEM 1.   BUSINESS


OVERVIEW

      Wireless One, Inc. (the "Company") is a broadband wireless operator that acquires, develops, owns and operates wireless video cable systems, primarily in small to mid-size markets in the southern and southeastern United States. The Company is also devoting resources to the development of data services and products to use its wireless spectrum and system infrastructure. Currently, the Company is developing and commencing the launch of a high-speed, two-way internet access product, its first entry into data services. Wireless cable programming and the Company's internet access product are transmitted via microwave frequencies from a transmission facility to a small receiving antenna at each subscriber's location, which generally requires an unobstructed line-of-sight ("LOS") from the transmission facility to the subscriber's receiving antenna. The Company's video business targets markets with a significant number of multi-family dwelling units ("MDU") and single family housing unit ("SFU") households that can be served by LOS transmissions and that are unpassed by traditional hard-wire cable. The Company's data service and products business primarily targets small to mid-size businesses and small offices. The Company's 80 Markets (including 13 held by a limited liability company of which the Company owns 50%) are located in Texas, Louisiana, Mississippi, Tennessee, Kentucky, Alabama, Georgia, Arkansas, North Carolina, South Carolina and Florida.

      Many of the MDU and SFU households in the Company's Markets, particularly in rural areas, have limited access to local off-air VHF/UHF programming from ABC, NBC, CBS and Fox affiliates, and typically do not have access to subscription television service except via satellite television operators, whose equipment and subscription fees generally are more costly than those of wireless cable, and which are unable to retransmit local off-air channels. In many of the Company's rural Markets, the Company believes a significant number of the MDU and SFU households that are passed by cable are served by cable operators with lower quality service and more limited reception and channel lineups than the Company's. As a result, the Company believes that its wireless cable television service is an attractive alternative to existing television choices for MDU's and for both passed and unpassed SFU households in many of its Markets. With its data services products, the Company targets commercial customers who do not have access to high-speed service from local exchange carriers or other dedicated service providers.

      At December 31, 1997, the Company's Markets included 34 markets in which the Company has systems in operation (" Operating Systems") and 33 markets ("Future Development Markets" and together with the Operating Systems, the "Markets") in which the Company has aggregated either sufficient wireless cable channel rights to commence construction of a MDU or an internet focused system or leases with or options from applicants for channel licenses that the Company expects to be granted by the Federal Communications Commission (the "FCC"). In addition, the Company owns a 50% interest in a limited liability company which holds channel rights to serve 13 markets in North Carolina, all of which are Future Development Markets. Through increases in the number of subscribers in its Operating Systems and the launch of two new systems in 1997, the Company's aggregate number of subscribers increased from 69,825 at December 31, 1996 to 114,934 at December 31, 1997, representing a penetration rate of 4.0% of the LOS households in the Operating Systems at December 31, 1997.


RECENT DEVELOPMENTS

      In  March 1997, the Company entered  into  an  agreement  with  BellSouth
Wireless Cable, Inc. ("BellSouth") to acquire for $1.1 million certain licenses in the Wireless Communications Service ("WCS") through the partitioning, spectrum disaggregation or outright assignment of WCS licenses currently held by BellSouth. The WCS spectrum acquired from BellSouth includes nine major economic areas in the southern and southeastern United States, and generally covers the Company's wireless spectrum "footprint" with the exception of its western Louisiana and Texas Markets. The Company plans to use the WCS licenses for the upstream transmission of data from subscriber locations in connection with its two-way wireless internet access product. Applications for Federal Communications Commission ("FCC") consent to the contemplated transaction are pending. In the interim, the Company is operating under a developmental license from the FCC and has rights to lease these channel rights from BellSouth for a nominal fee. The Company believes that by utilizing the WCS spectrum in the design of its two-way, high-speed internet product, it has a competitive advantage over its hard-wire competitors and other one-way wireless alternatives.

      In September 1997, the Company and DirecTV, a digital satellite programming provider, entered into a long-term cooperative marketing agreement (the "DirecTV Agreement"). The DirecTV Agreement allows the Company to (i) establish and maintain MDU reception equipment able to receive DirecTV programming, (ii) act as a commercial sales representative to MDU properties for DirecTV programming packages and (iii) provide supplemental programming to its MDU subscribers through certain programming transport services. Terms of the DirecTV Agreement include an activation commission structure and a revenue sharing provision based on sales of DirecTV programming packages and specific penetration goals.

      The DirecTV Agreement provides the Company with the ability to offer MDU's products combining the Company's traditional wireless video service with DirecTV digital satellite service. The Company offers its MDU subscribers a package generally limited to local off-air network and weather programming and enhanced packages that also include either DirecTV digital programming packages or wireless video programming packages at prices competitive with traditional hard-wire cable operators. The Company intends to market this product to the approximately 3.4 million MDU units located throughout its 80 markets, which include apartments, colleges, and nursing homes. The Company plans to pursue a DBS alliance to facilitate the marketing of digital satellite programming to SFU's in its Markets. In this regard, the Company has held discussions with DirecTV to expand the DirecTV Agreement to include the marketing of DirecTV program offerings to SFU's located in the Company's Markets.

      During the third quarter of 1997, the Company focused its marketing efforts on developing its DirecTV Agreement. Because of the lower capital and operating costs per subscriber and the enhanced programming available through its DirecTV MDU product, the Company believes that this focus will provide the Company with the best use of its wireless spectrum, existing infrastructure, and the opportunities provided by the marketplace. As a result, the Company has de-emphasized the growth of its SFU business and currently does not plan to launch new systems focused on SFU's. Accordingly, the Company has implemented changes to its business operations to reduce personnel and other operating expenses to the levels needed to implement these refocused business objectives, including a reduction of approximately 45% in the number of employees as of March 1, 1998.

      In October 1997, in accordance with the terms of its purchase and sale agreement with Skyview Wireless Cable, Inc., the Company terminated the agreement to acquire rights to 22 wireless cable channels and a substantially complete transmission facility in the Jackson, Tennessee Market for $2.7 million in cash and to acquire the rights to 20 wireless cable channels in the Hot Springs, Arkansas Market for approximately $1.5 million. This event resulted in the termination of a Stock Escrow Agreement and the return to the Company of 36,633 of its common shares, under the terms and conditions of the merger agreement between the Company and TruVision Wireless, Inc in July 1996.

      In January 1998, the Company sold its 16.5 % interest in Telecorp Holding Corporation, Inc., a holder of 10 MHz personal communication services ("PCS") licenses in the southeastern United States, for $2.5 million yielding a gain of approximately $1.0 million.


DEVELOPMENT OF NEW PRODUCTS

      The Company has devoted resources to the development and is commencing the commercial launch of a high-speed, two-way wireless internet access product. The internet product, to be marketed under the name "WarpOne" uses existing broadband technology to deliver high-speed data services. The product will transmit downstream data at speeds up to 10 megabytes per second (Mbps) and upstream at speeds up to 1.44 Mbps. The design of the internet product allows this service to be delivered over any of the Company's existing MMDS, ITFS, MDS and WCS channels. Currently, the Company plans to use its WCS licenses for upstream transmissions from subscribers and a MDS or ITFS channel for downstream transmissions to subscribers. All necessary equipment required for this product will be co-located at the Operating System's existing wireless video headend, therefore providing virtually the same service area as the operating wireless video system.

      Marketing of the internet product will initially target small to mid-size business customers. Other opportunities exist for home offices, large corporations, MDU's, schools and other entities that may not have access to high-speed services from local exchange carriers or other dedicated service providers. The Company began providing service to customers in its Jackson, Mississippi, Market in March 1998, and plans to introduce this product in three additional Markets during 1998. Future markets will be launched based on market demographics and capital resources.


BUSINESS STRATEGY

      The Company's primary business objective is to develop its video and data service products. The Company also seeks to develop new products that will enhance revenue from its traditional video business, optimize existing and future assets and increase the value of its wireless spectrum. The Company intends to accomplish these objectives through implementation of the following operating strategies:

      Focused Video Marketing Strategy - Future marketing efforts of the Company will focus on offering subscription video services to MDU's and on maintaining its existing SFU subscriber base. Through its cooperative marketing agreement with DirecTV, the Company intends to offer enhanced video programming packages that include local off-air network and digital cable programming. By focusing on the MDU market segment versus individual SFU growth, the Company believes that it will incur lower capital costs to launch new markets, reduced capital costs per subscriber addition, a lower churn rate and lower operating and marketing expenses.

      Rural market focus - The Company generally owns wireless cable channel rights and locates operations in geographic clusters of small to mid-size markets that have a significant number of MDU's and SFU households not currently passed by hard-wire cable competitors, or are served by relatively weak hard-wire cable competitors. The Company believes that such markets have less competition from alternative forms of entertainment and are characterized by a relatively high number of "value conscious" consumers, and that the Company's low-priced service is the most economical subscription television alternative for many consumers in such markets. Furthermore, the Company believes that its Markets typically have a stable base of subscribers, which will allow the Company to maintain an average turnover or "churn" rate below 2.5% per month. Lower churn rates result in reduced operating, installation and marketing expenses.

      Contiguous geographic cluster - The Company believes that through its large contiguous geographic cluster it is able to achieve significant capital and operational cost savings through centralization of operations. The Company further believes that its contiguous cluster simplifies its market and new product launch program by facilitating the movement of skilled personnel from one market to another. The Company also believes that a contiguous cluster is more attractive to regional advertisers and offers greater opportunities for telecommunications and other sources of revenue.

      Low cost structure - Wireless cable systems typically cost significantly less to build and operate than traditional hard-wire cable systems because, unlike traditional hard-wire cable systems, wireless systems do not require an extensive network of coaxial or fiber optic cable, amplifiers and related equipment (the "Cable Plant") for the transmission of programming. The Company estimates that each additional MDU subscriber will require a capital expenditure of approximately $180 to $320 (calculated on an equivalent billing unit "EBU" basis) consisting of, on average, $150 to $170 of equipment and $30 to $150 of installation labor and overhead charges. The required capital expenditures for each additional SFU wireless cable subscriber is approximately $440 to $540 for materials, installation labor and overhead charges.

      Focused operating strategy - The Company attempts to manage subscriber growth in order to make the most efficient use of its assets, assure customer satisfaction and minimize its churn rate. Within a Market, the Company's marketing efforts are now targeted to new and existing MDU properties, including apartments, colleges, hotels, motels, hospitals and nursing homes. Due to the increased opportunity provided by its DirecTV MDU product, the Company has de-emphasized growth in its traditional SFU business segment. Efforts to maintain the existing SFU subscriber base are focused on geographic sub-markets characterized by a significant number of SFU households that are unpassed by cable or are served by smaller independent hard-wire cable operators. Marketing efforts to MDU properties and to the selected SFU sub-markets are structured so that the time from initial inquiry to commencement of service is held to a minimum. The Company seeks to maintain high levels of customer satisfaction in installation, maintenance and customer service. To minimize churn, the Company charges an up-front installation fee, utilizes prequalified customer lists and performs credit checks on potential subscribers that are not prequalified. In addition, the Company has a customer retention program focused on resolving customer complaints and identifying potential non-pays in a timely manner.

      New Product Development - While managing its core wireless video subscription business, the Company has devoted resources to the development of new products to generate additional revenue streams, while providing economies of scale for its existing wireless spectrum and system infrastructure. The Company has developed and is commencing the commercial launch of a two-way wireless internet access product. The Company believes that significant opportunities exist for this product with small and mid-size commercial customers, who typically do not have access to high-speed services from local exchange carriers or other dedicated service providers. The Company began the commercial launch of this product during the first quarter of 1998.

      In addition, the Company plans to market a DBS product in alliance with an existing digital satellite programming provider. The marketing of this product will be focused on its current SFU subscribers who desire expanded channel offerings or those SFU's that are unable to receive the Company's wireless video signal due to LOS constraints.


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

       Typically, subscription television providers charge customers an installation fee plus a fixed monthly fee for basic service. The monthly fee for basic service is based on the number of channels provided, operating and capital costs of the provider and competition within the market, among other factors. Subscribers who purchase enhanced basic service or premium services usually are charged additional monthly fees. Monthly fees for basic, enhanced basic and premium services constitute the major source of revenue for subscription television providers. Converter rentals, remote control rentals, installation charges and reconnect charges also comprise a portion of a subscription television provider's revenues, but generally do not comprise a major component of revenues.


TRADITIONAL HARD-WIRE CABLE TECHNOLOGY

      Most subscription television systems are hard-wire cable systems which currently use coaxial cable to transmit television signals, although many have upgraded or are considering upgrading to fiber optic cable which provides greater channel capacity than coaxial cable. Traditional hard-wire systems have headends which receive programming signals which have been transmitted to the headend by local broadcast or satellite transmissions. A headend consists of signal reception, decryption, retransmission, encoding and related equipment. The system then delivers the signal from the headend to customers via an extensive network of coaxial or fiber optic cable, amplifiers and related equipment. The use of a network of coaxial cable inherently results in signal degradation and increases the possibility of outages. Specifically, signals can be transmitted via coaxial cable only a relative short distance without amplification. However, each time a television signal passes through an amplifier, some measure of noise is added. A series or "cascade" of amplifiers between the headend and a customer leads to progressively greater noise and for some viewers, a degraded picture. In addition, an amplifier must be properly balanced or the signal may be improperly amplified. Failure of any one amplifier in the chain of a Cable Plant will black out the transmission signal from the failed amplifier to the end of the cascade. Although fiber optic networks substantially reduce the transmission problems of coaxial cable systems and will expand channel capacity, the installation of such network requires a substantial investment.




WIRELESS CABLE DEVELOPMENT

      Regulatory and other obstacles impeded the growth of the wireless cable industry through the 1980's. During the 1990's, however, several developments have facilitated the growth of the wireless cable industry, including
(i) regulatory reforms by the FCC intended to encourage the growth of the wireless cable industry and its ability to compete with hard-wire cable operators, (ii) Congressional scrutiny of the rates and practices of the hard-wire cable industry, (iii) the increasing availability of programming for wireless cable systems on non-discriminatory terms, (iv) consumer demand for alternatives to hard-wire cable service, (v) the aggregation by wireless cable operators of a sufficient number of channels in certain markets to create competitive services, (vi) the increased availability of capital to wireless cable operators in the public and private markets and (vii) regulatory rulings by the FCC that clarified the ownership of inside wiring in MDU properties.

      Like a traditional hard-wire cable system, a wireless cable system receives programming at a headend. Unlike traditional hard-wire cable systems, however, wireless systems retransmit programming by microwave transmitters operating in the 2150-2162 MHz and 2500-2686 MHz portions of the electromagnetic radio spectrum from antennae located on a tower or building to a small receiving antenna located at each subscriber's premises. At the subscriber's location, the signals are descrambled, converted to frequencies that can be viewed on a television set and relayed to a subscriber's television set by coaxial cable. Because the microwave frequencies used will not pass through trees, hills, buildings or other obstructions, wireless cable systems require a clear LOS from the headend to a subscriber's receiving antenna. To ensure the clearest LOS possible, the Company has placed, or plans to place, its transmitting antennae on towers and/or tall buildings. In each of the Company's Markets, the Company believes there to be a number of acceptable locations for the placement of its towers. Additionally, many LOS obstructions can be overcome with the use of signal repeaters which retransmit an otherwise blocked signal over a limited area. Because wireless cable systems do not require an extensive network of coaxial cable and amplifiers, wireless cable operators can provide subscribers with a reliable signal having few transmission disruptions, resulting in a television signal of a quality comparable or superior to traditional hard-wire cable systems, and at a significantly lower capital cost per installed subscriber.


WIRELESS VIDEO CHANNELS AND CHANNEL LICENSING

      Channels Available for Wireless Cable - The FCC licenses and regulates the use of channels used by wireless cable operators to transmit video programming and other services which are known as Multipoint Distribution Service ("MDS") and Instructional Television Fixed Service ("ITFS") Channels. In 50 large markets in the U.S., 33 6 MHz analog channels are available for wireless cable (in addition to any local off-air VHF/UHF broadcast channels that are not retransmitted over wireless cable channels). In each other market, 32 6 MHz analog channels are available for wireless cable (in addition to any local off-air VHF/UHF broadcast channels that are not retransmitted over wireless cable channels). The actual number of wireless cable channels available for licensing in any market is determined by the FCC's interference protection and channel allocation rules. Except in limited circumstances, 20 of these channels in each geographic area are generally licensed to qualified educational organizations ("ITFS" channels), while the remaining channels can be licensed to commercial entities ("MDS" Channels). In general, each of these ITFS channels must be used an average of at least 20 hours per week for educational programming. The educational requirement may be satisfied by such programming as the Discovery Channel, PBS and C-SPAN. The remaining air time ("excess air time") on each ITFS channel may be leased to wireless cable operators for commercial use, without further restrictions (other than the right of the ITFS license holder, at its option, to recapture up to an additional 20 hours of air time per week for educational programming). Lessees of ITFS excess air time generally have the right to transmit to their customers at no incremental cost the educational programming provided by the lessor on one or more of its ITFS channels, thereby providing wireless cable operators who lease such channels with greater flexibility in their use of ITFS channels. The remaining MDS channels available in most of the Company's Operating and Future Development Markets are made available by the FCC for full-time commercial usage without educational programming requirements. The FCC does not impose any restrictions on the terms of MDS channel leases, other than the requirement that the licensee maintain effective control of its MDS station. The same FCC effective control requirements apply to ITFS licensees. In addition, ITFS excess capacity leases cannot exceed a term of 10 years, although the FCC is currently considering a proposal that would permit ITFS leases to extend fifteen years. The Company's ITFS leases generally grant the Company a right of first refusal to match any new lease offer after the end of the lease term and require the parties to negotiate in good faith to renew the lease.

      In 1997, the FCC allocated spectrum for the WCS. That spectrum may be used to provide any fixed, mobile, radio location or broadcast-satellite use. Although the WCS spectrum has been channelized by the FCC in a way that makes it more difficult to use for analog video than MDS and ITFS channels, the Company believes that WCS can be deployed by wireless cable operators for high-speed internet access and other non-video applications.

      Licensing Procedures - The FCC awards ITFS and MDS licenses based upon applications demonstrating that the applicant is legally, technically and financially qualified to hold the license and that the operation of the proposed station will not cause impermissible interference to other stations or proposed stations entitled to interference protection. The FCC accepts applications for new ITFS stations or major modifications to authorized ITFS stations in designated filing "windows". Where two or more ITFS applicants file for the same channels and the proposed facilities cannot be operated without impermissible interference, the FCC employs a set of comparative criteria to select from among the competing applicants. The FCC is currently contemplating replacing the comparative criteria system with a competitive bidding mechanism.

      In 1996, the FCC adopted a competitive bidding mechanism under which initial MDS licenses for 493 designated BTAs were auctioned to the highest bidder. Auction winners could obtain the exclusive right to apply for available MDS channels within a BTA, subject to compliance with FCC interference protection, construction and other rules. The BTA Auction was concluded on March 28, 1996, and the Company was the high bidder for its BTA Markets and timely submitted to the FCC the required down payment for its BTA Markets. The Company filed applications for MDS channels in all of its BTA Markets. The FCC has granted approximately 95% of these authorizations.

      In response to a petition for rulemaking submitted by a coalition of over 110 participants in the wireless cable industry, including the Company, in March 1997, the FCC in October 1997 issued a notice of proposed rulemaking proposing to adopt a broad range of new rules designed to provide MDS and ITFS licensees greater technical flexibility in the use of their spectrum (including rules to promote the routine licensing of MDS and ITFS channels for fixed two-way communications services) and seeking comment of proposals to expedite the licensing of new or modified stations, to provide wireless cable operators and their lessor/licensees greater flexibility in crafting leasing arrangements and to generally promote the development of competitively viable services using MDS and ITFS spectrum. The Company currently anticipates that the FCC will adopt rules in this proceeding in 1998. Although the Company cannot predict with certainty when or what specific rules the FCC will ultimately adopt, and cannot forecast with specificity the impact those rules will have on the Company, the Company believes that the results of this proceeding will be beneficial to the Company.

      In 1997, the FCC conducted an auction to award WCS licenses. There were initially four WCS spectrum blocks available in each area, two of 10 MHz and two of 5 MHz bandwidth. Each WCS licensee holds the exclusive right to construct and operate on its WCS channel, subject to compliance with FCC interference protection, construction and other rules. The FCC permits WCS license holders to transfer, partition and disaggregate licenses, subject to prior FCC consent. Prior to the commencement of the auction, the Company entered into an agreement with BellSouth pursuant to which BellSouth would attempt to secure certain WCS licenses and, if successful, agreed to partition, disaggregate or assign certain of those licenses to the Company in exchange for financial consideration that has been paid by the Company. Applications are currently pending before the FCC for consent to transactions that will result in the Company holding WCS channel rights in all or part of nine Major Economic Areas, which generally represent the Company's wireless spectrum "footprint", except for its western Louisiana and Texas Markets. In the interim, the Company has the right to lease those channel rights from BellSouth for nominal fees.

      Construction of ITFS stations generally must be completed within 18 months following the date authorization to construct is granted. Construction of MDS stations licensed pursuant to initial applications filed before the implementation of the BTA Auction rules generally must be completed within 12 months. If construction of MDS or ITFS stations is not completed within the authorized construction period, the licensee must file an application with the FCC seeking additional time to construct the station, demonstrating compliance with certain FCC standards. If the extension application is not filed or is not granted, the license will be deemed forfeited. FCC rules prohibit the sale for profit of a conditional commercial license or of a controlling interest in the conditional license holder prior to construction of the station or, in certain instances, prior to the completion of one year of operation. However, the FCC does permit the leasing of 100% of a commercial license holder's spectrum capacity to a wireless cable operator and the granting of options to purchase a controlling interest in a license even before such holding period has lapsed. The construction requirements applicable to MDS stations licensed pursuant to the BTA Auction and to WCS are substantially different. The licensee must build MDS stations covering two-thirds of the area within its control in the BTA within five years. WCS licensees have been afforded the most liberal "build-out" requirements adopted by the FCC to date. A WCS licensee is subject to no construction requirements other than the requirement to construct sufficient facilities within its initial ten-year license term to provide "substantial service".

      ITFS and MDS licenses generally have terms of 10 years. Applications for renewal of MDS and ITFS licenses must be filed within a certain period prior to expiration of the license term, and petitions to deny applications for renewal may be filed during certain periods following the filing of such applications. Licenses are subject to revocation or cancellation for violation of the Communications Act of 1934, as amended (the "Communications Act") or the FCC's rules and policies. Conviction of certain criminal offenses may also render a licensee or applicant unqualified to obtain renewal of a license. The Company's lease agreements with license holders typically require the license holders, at the Company's expense, to use their best efforts, in cooperation with the Company, to make various required filings with the FCC in connection with the maintenance and renewal of licenses. The Company believes that such a requirement reduces the likelihood that a license would be revoked, canceled or not renewed by the FCC.


AVAILABILITY OF PROGRAMMING

      General - With the exception of the retransmission of VHF/UHF broadcast signals, the Company's MDU programming is made available primarily through the DirecTV Agreement. The Company's MDU product is also flexible enough, however, to provide MDU subscribers access to wireless video programming options which are provided through contracts with traditional program suppliers, as discussed below.

      Currently, with the exception of the retransmission of VHF/UHF broadcast signals, the Company's wireless video programming is made available in accordance with contracts with program suppliers under which the Company generally pays a royalty based on the number of customers receiving service each month. Individual program pricing varies from supplier to supplier; however, more favorable pricing for programming is generally afforded to operators with larger customer bases. The likelihood that program material will be unavailable to the Company for its wireless video business has been significantly mitigated by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and various FCC regulations issued thereunder which, among other things, impose limits on exclusive programming contracts and prohibit cable programmers, in which a cable operator has an attributable interest (a "vertically integrated cable operator"), from discriminating against cable competitors with respect to the price, terms and conditions of the sale of programming. The Company historically has not had difficulty in arranging satisfactory contracts for wireless video programming and believes that it will have access to sufficient programming to enable it to provide full channel lineups in its Markets for the foreseeable future and is not dependent on any one programming distributor for its programming.

      The basic programming package offered to SFU households in the Company's Operating Systems is comparable to that offered by the local hard-wire cable operators with respect to the most widely watched channels. However, local hard-wire cable operators may, because of their greater channel capacity, currently offer more basic, enhanced basic, premium, pay-per-view and public access channels than the Company. Certain hard-wire cable companies competing in the Company's Markets currently offer a greater number of channels to their customers, compared to the 24 to 31 wireless cable channels offered by the Company to its SFU customers.

      Copyright - Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program subject to such copyright may be retransmitted. Under Section 111 of the Copyright Act, certain "cable systems", including wireless cable operators, are entitled to engage in the secondary transmission of programming without the prior permission of the copyright holders, provided the cable system has secured a compulsory copyright license for such programming. The Company relies on
Section 111 to retransmit two superstations and five local off-air broadcast signals.

      Retransmission Consent - Under the retransmission provisions of the 1992 Cable Act, wireless cable and hard-wire cable operators seeking to retransmit certain commercial broadcast signals must first obtain the permission of the broadcast station. The FCC has exempted wireless cable operators from the transmission consent rules, if the receive-site antenna is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable operators must obtain consent to retransmit local broadcast signals. The Company has obtained such consents with respect to the Operating Systems where it is retransmitting local VHF/UHF channels. Although there can be no assurances that the Company will be able to obtain requisite broadcaster consents, the Company believes that in most cases it will be able to do so indefinitely for little or no additional cost.


OPERATIONS

      Installation - Generally, service to MDU properties is based on a competitive bidding process, whereby the winning provider enters into a multi-year access contract with the property owner. Terms of the contract vary by property based on such factors as the channel capacity offered, cost and complexity of the installation and the length of the contract. To provide the combined wireless video and DirecTV digital programming to individual units in an MDU property, each installation consists of a "mini-headend", an extensive network of coaxial cable, individual unit reception equipment, and other related equipment.

      When a potential SFU subscriber requests service, a signal reception survey is made at the potential subscriber's premises to determine whether LOS transmission is possible. The potential SFU subscriber is informed on the day of the survey whether service can be provided at the subscriber's location. If service can be provided, an installation is scheduled. The Company provides three SFU installation options. The first and primary installation method features a rooftop antenna mount. The second option involves placing the antenna in the upper part of a tree on the subscriber's premises, if such a tree is available. The third and least used option is to place a "free standing" mast on the ground supported with guy wires. Each of the installation methods includes running a coaxial cable to the subscribers dwelling and grounding the receiving antenna in accordance with national electrical codes. The installation process is completed, and service commences, within approximately ten days of the potential SFU subscriber's initial request for service.

       Billing - Generally, residential MDU subscribers (i.e., apartments, nursing homes and colleges) are individually billed monthly by the Company for programming offered. Hospitality-based MDU's (i.e., hotel, motel and hospital subscribers) are bulk-billed (i.e., paid by the property owner and included in the rental rate paid by the tenant) on a monthly basis for a pre-determined programming selection. The Company believes that the more stable customer base provided by MDU properties will reduce the Company's overall churn rate and the cost of customer collections and retention activities.

      The Company believes that its SFU billing procedures help minimize churn. Subscribers are billed on a monthly basis for 30 day's service with payment due within fifteen days of billing. The Company encourages delinquent SFU accounts to pay by disconnecting either premium channels or additional outlets after a period of non-payment. The Company also uses a SFU customer retention program to encourage delinquent accounts to pay and continue receiving service. However, if an account becomes 45 days past due, all service is disconnected and the Company's collection team initiates the collection process. The operations manager from each market or operating cluster is responsible for retrieving equipment from disconnected SFU subscribers on a timely basis. After the canceled SFU customer's account becomes 60 days past due, a collection "demand letter" is sent to the canceled subscriber. If no payment is made within 30 days of the threat letter, the account is written off the Company's books, turned over to a third party collector and reported to the credit bureau in that region.

      Equivalent Billing Units - The Company reports its subscriber base on an equivalent billing unit ("EBU") basis to consistently account for subscribers. In converting total subscribers in a MDU to EBUs, the Company divides its total basic service charge for the MDU, whether bulk or individually billed, by the basic service rate charged to its SFU subscribers, currently $22. 95, effective January 1, 1998.

      Marketing Activity - The Company's marketing plans are designed to manage subscriber growth and to ensure that the quality of installations and customer service remains high. The Company prioritizes areas of each market according to the level of new MDU construction activity, the number of existing MDU properties, the relative strength of any traditional hard-wire competitors, the existence of terrain or obstructions that would impede LOS transmissions, and the economic demographics of the area. Utilizing such market analysis, separate marketing teams focus on adding commercial subscribers (such as restaurants, business offices and auto dealers) and MDU properties (such as apartments, colleges, hotels, motels, hospitals and nursing homes). To maintain its existing SFU subscriber base, the Company's marketing staff also develops a targeted SFU marketing plan focused on unpassed SFU homes, LOS transmission coverage and other demographic considerations. This plan typically includes direct mailings, telemarketing follow-up calls and selected door-to-door sales to reach prospective subscribers.

      The Company markets its wireless video service by highlighting four major competitive advantages over traditional hard-wire cable services and other subscription television alternatives: customer service, picture quality and reliability, programming features and price. The ability to deliver local programming to its MDU and SFU customers is a major advantage over the direct broadcast satellite technology. Utilizing the enhanced programming available through its DirecTV MDU product, the Company believes it has a competitive advantage over traditional hard-wire cable services providers with MDU properties.

      Customer Service - The Company has established the goal of maintaining high levels of customer satisfaction. In furtherance of that goal, the Company emphasizes responsive customer service and convenient installation scheduling. The Company has established customer retention and referral programs in an effort to retain and attract new subscribers and build loyalty among it customers.

      Picture Quality and Reliability - Wireless cable subscribers enjoy highly reliable picture quality because there is no Cable Plant between the headend and the subscriber's location, as in the case of traditional hard-wire cable. Within the signal range of the Operating Systems, the picture quality of the Company's service is generally equal to or better than that typically received by traditional hard-wire cable subscribers because, absent any LOS obstruction, there is less opportunity for signal degradation between the Company's headend and the subscriber.

      Programming Features - In each of the Operating Systems and Future Development Markets, the Company believes that it has assembled sufficient channel rights and programming agreements, including the DirecTV Agreement, to provide programming packages competitive with those offered by traditional hard-wire cable operators. Additionally, the Company uses reception equipment which (when channel availability is sufficient) enables it to offer SFU subscribers pay-per-view programming and addressability.

       Price - The Company offers its MDU subscribers a package generally limited to local off-air network and weather programming and enhanced packages that either include DirecTV digital programming packages or enhanced wireless video programming packages, at prices competitive with those of hard-wire competitors. Prices for DirecTV programming packages are determined by DirecTV, pursuant to the DirecTV Agreement. The Company offers its SFU subscribers a programming package consisting of basic service, enhanced basic service, pay-per-view access and premium packages. The Company can offer a price to its SFU subscribers for basic service and enhanced basic service that is typically lower than prices for the same services offered by traditional rural hard-wire cable operators because of the Company's lower operating costs. The rates charged by cable operators for their programming services are regulated pursuant to the 1992 Cable Act, as modified by the Telecommunications Act of 1996 (the "1996 Act"). The Company is unable to predict precisely what effect FCC rate regulations will have on the rates charged by traditional hard-wire cable operators. Notwithstanding the regulations, however, the Company believes it will continue to be price competitive with traditional rural hard-wire cable operators with respect to comparable programming.


OPERATING SYSTEMS AND FUTURE DEVELOPMENT MARKETS

      The tables below provide information regarding the Company's Markets. "Estimated Total Households" represents the Company's estimate of the total number of MDU (excluding hotels, motels and hospitals) and SFU households that are within the Company's Intended Service Area. "Intended Service Area" includes (i) areas that are presently served, (ii) areas where systems are not presently in operation but where the Company has the ability to commence operations and (iii) areas where service may be provided by signal repeaters or, in some cases, pursuant to FCC applications. "Estimated LOS Households" represents the Company's estimate of the number of MDU (excluding hotels, motels and hospitals) and SFU households that can receive an adequate wireless signal from the Company in its Intended Service Area (determined by applying a discount to the Estimated Total Households in order to account for those homes that the Company estimates will be unable to receive service due to certain characteristics of the particular market). The calculation of Estimated LOS Households assumes (i) the grant of pending applications for new licenses or for modifications of existing licenses and (ii) the grant of applications for new licenses and license modification applications, which have not yet been filed with the FCC.

      Although the Company has recently focused its marketing efforts on developing its DirecTV MDU product and is de-emphasizing growth in its SFU business (See "Recent Developments"), the following information is intended to provide basic information regarding the size of the Company's Markets and the status of the Company's channel acquisition activity. As more fully described elsewhere in Item 1, the Company's DirecTV MDU and internet access products require only a limited number of MDS/ITFS channels, a result of which will be to allow the Company to launch Future Development Markets more quickly and at a lower capital and operating cost.

      The Company holds some of its FCC channel licenses directly, but for a majority of its channel rights, the Company has acquired the right to transmit over those channels under leases with holders of channel licenses and applicants for channel licenses. Although the Company has obtained or anticipates that it will be able to obtain access to a sufficient number of channels to operate commercially viable wireless cable systems in its Markets, if a significant number of the Company's channel leases are terminated or not renewed, a significant number of pending FCC applications in which the Company has rights are not granted, or the FCC terminates, revokes or fails to extend or renew the authorizations held by the Company's channel lessors, the Company may be unable to provide a commercially viable programming package to SFU customers in some or all of its Operating Systems or Future Development Markets. In addition, with the cooperation of the Company, certain channel lessors may file applications with the FCC to modify certain channel licenses in the Company's Markets to allow for the relocation of some channels from their currently authorized transmission site. While the Company's leases with such licensees require their cooperation, it is possible that one or more of such lessors may hinder or delay the Company's efforts to use the channels in accordance with the Company's plans for the particular market. Further, FCC interference protection requirements may impact efforts to modify licenses.


                                   Estimated       Estimated                      Subscribers at
                                     Total            LOS         Acquisition or    December 31,        Penetration
                                   Households      Households      Launch Date         1997               Rate(1)
                                   ----------      ----------     --------------  ---------------       -----------
 OPERATING SYSTEMS:
Lafayette, LA                         180,300         153,200       January 1994          4,424             2.89%
Lake Charles, LA                      111,600          92,500        April 1994           5,047             5.46%
Wharton, TX                           102,300          92,000         June 1994           2,422             2.63%
Bryan/College Station, TX             102,700          65,600         May 1995            4,428             6.75%
Pensacola, FL                         217,400         157,900         July 1995           2,887             1.83%
Panama City, FL(2)                    108,300          83,300      September 1995         3,110             3.73%
Monroe, LA                            114,100          89,600       October 1995          3,948             4.41%
Milano, TX                             40,900          36,800       October 1995          2,032             5.52%
Tullahoma, TN                         109,600          73,600       November 1995         2,471             3.36%
Bunkie, LA                             94,700          81,600       December 1995         3,231             3.96%
Gainesville, FL(3)                    138,700         115,200       January 1996          6,782             5.89%
Brenham, TX                            39,500          32,100       January 1996          3,037             9.46%
Jeffersonville, GA                    189,300         147,000        March 1996           2,558             1.74%
Bucks, AL                             150,800         113,700        April 1996           1,793             1.58%
Fort Walton Beach, FL(4)               64,200          54,600         May 1996              843             1.54%
Dothan, AL                            100,500          81,200         June 1996           2,950             3.63%
Jackson, MS                           211,500         176,900         July 1996          14,723             8.32%
Delta, MS(5)                          100,800          92,800         July 1996           5,718             6.16%
Gulf Coast, MS(6)                     132,300         121,700         July 1996           7,075             5.81%
Demopolis, AL                          17,500          15,600         July 1996           1,427             9.15%
Oxford, MS                             60,100          53,500         July 1996           4,407             8.24%
Natchez, MS                            76,500          60,000         July 1996           4,377             7.30%
Houma, LA                              81,700          69,500         July 1996           1,293             1.86%
Lawrenceburg, TN(7)                    76,400          44,100        August 1996          1,368             3.10%
Huntsville, AL(7)                     196,800         181,900        August 1996          5,032             2.77%
Alexandria, LA                         31,700          26,900        August 1996          2,425             9.01%
Meridian, MS                           73,300          44,800      September 1996         2,605             5.81%
Albany, GA                             92,900          67,600      September 1996         2,449             3.62%
Tupelo, MS                            130,900          90,600       November 1996         3,143             3.47%
Florence, AL                           62,000          55,800       November 1996         1,957             3.51%
Starkville, MS                         84,100          65,200       December 1996         1,964             3.01%
Charing, GA                            41,100          38,400       December 1996         1,569             4.09%
Tuscaloosa, AL                         87,100          69,600         May 1997              717             1.03%
Tallahassee, FL(8)                    129,800         115,000         June 1997             722             0.63%
                                   ----------      ----------                          --------            ------
Total  Operating Systems            3,551,400       2,859,800                           114,934             4.02%
                                   ==========      ==========                          ========            ======

FOOTNOTES APPEAR AFTER THE FOLLOWING TABLE.


                                                Estimated      Estimated
                                                  Total           LOS        Expected
                                                Households     Households   Channels(9)
                                                ----------     ----------   -----------
Future Development Markets:
Ocala, FL                                          275,500        186,200       24
Chattanooga, TN                                    276,100        200,600       31
Huntsville, TX                                      89,000         50,200       31
Freeport, TX*                                      192,700        173,400       31
Hattiesburg, MS*                                   121,400         88,800       31
Flippin, TN                                         56,700         49,600       20
Memphis, TN                                        433,200        382,200       23
Bankston, AL                                        64,800         41,300       20
Gadsden, AL*                                       198,100        133,300       31
Montgomery, AL*                                    149,200        114,300       31
Selma, AL                                           35,700         26,000       31
Groveland, GA(10)                                  172,800        136,000       20
Hoggards Mill, GA                                   22,600         13,000       20
Matthews, GA                                       193,600        158,700       31
Tarboro, GA                                         81,500         65,200       20
Valdosta, GA(11)                                   103,200         81,300       29
Marianna, FL                                        56,700         44,900       24
Auburn, AL                                          62,200         47,700       27
Birmingham, AL                                     308,400        276,900       28
Mobile, AL(12)                                      66,100         40,400       21
Six Mile, AL                                        32,600         27,000       20
Woodville, AL                                       29,700         25,000       17
Pine Bluff, AR(13)                                  86,300         57,900       16
Columbus, GA                                       160,100        116,500       31
Vidalia, GA                                         50,800         34,500       24
Bowling Green, KY(14)                              126,900         68,300       20
Hussier, LA                                        267,400        151,200       20
Baton Rouge, LA(15)                                261,700        235,500       20
Leesville, LA                                       43,500         26,700       28
Natchitoches, LA(15)                                30,600         24,800       25
Ruston, LA                                          44,700         24,300       22
Tallulah, LA                                        19,500         17,600       20
Moorehead City, NC                                  82,700         55,900       16
                                                 ---------      ---------
    Total Future Development Markets             4,196,000      3,175,200
                                                 ---------      ---------
    Total Markets                                7,747,400      6,035,000
                                                 =========      =========

                       _________________________________

*     Scheduled  for  launch  in  1998;  Headend  and office facility have been
      constructed to support future SFU,   MDU or  internet product launch.
(1) "Penetration Rate" equals the number of subscribers in an Operating System divided by the Estimated LOS households in that Operating System.
(2) Eight channels currently utilized in the Panama City, Florida System are operated under Special Temporary FCC authorization.
(3) Ten channels currently utilized in the Gainesville, Florida System are operated under special temporary FCC authorization.
(4) Eight channels currently utilized in the Fort Walton Beach, Florida System are operated under Special Temporary FCC authorization.
(5) Eight channels currently utilized in the Delta System are operated under special temporary FCC authorization.
(6) Four channels currently utilized in the Gulf Coast System were granted by the FCC without acting on an objection filed by a third party.
(7) The Huntsville, Alabama System and the Lawrenceburg, Tennessee System were launched in January 1991 and January 1995, respectively, but acquired by the Company in August 1996.
(8) Eleven channels currently utilized in the Tallahassee, Florida system are operated under Special Temporary FCC authorization.
(9) Expected Channels include (i) wireless cable channels and, where applicable, local off air VHF/UHF channels that are not retransmitted by the Company via wireless cable frequencies and (ii) channels with respect to which the Company has a lease with a channel license holder or applicant for a channel license or for which the Company has the exclusive right to apply for a channel license as a result of being the high bidder at the BTA Auction. Certain licenses cannot be issued until interference agreements with nearby licensees or applicants can be secured. There can be no assurance that such interference agreements will be secured or that applications for channel licenses will be granted.
(10) Objections to the Company's lessors' requests for extension of time to construct twelve channels are pending before the FCC. The outcome of these matters cannot be determined.
(11) The Company has entered into a binding letter of intent to acquire rights to 9 channels in Valdosta, Georgia. The transaction is scheduled to close in May 1998. The closing is conditioned upon securing FCC approval. The outcome of these matters cannot be determined.
(12) An existing wireless cable operator is serving a small number of subscribers in this market with an 11-channel MDS system.
(13) The Company believes that another entity has leased rights to 20 other channels that are the subject of pending ITFS applications.
(14) The Company currently leases eight channels in Bowling Green, and has filed applications for 12 commercial channels pursuant to the BTA Auction that cannot be granted until interference agreements with unaffiliated third parties in nearby markets can be secured. There can be no assurance that such interference agreements can be secured or that applications for these 12 channels will be granted.
(15) Sixteen of the ITFS channels for the Baton Rouge Market and twelve of the ITFS channels for the Natchitoches Market are subject to comparative disposition with competing applications. The outcome of these dispositions cannot be reliably projected at this time.

                ______________________________________________

      Wireless One of North Carolina, LLC ("WONC")- In 1995, the Company entered
into  a  joint  venture  with  CT   Wireless  Cable,  Inc.,  a  North  Carolina
corporation, and O. Gene Gabbard, for the purpose of forming WONC to (i) develop and operate wireless cable systems in the state of North Carolina and in the Greenville and Spartanburg, South Carolina Markets, (ii) enter into lease agreements with various educational organizations for the use of ITFS wireless cable channels, (iii) bid for, purchase, or otherwise acquire the use of licenses for commercial wireless cable channels, and (iv) develop and operate wireless cable systems using the leased ITFS and acquired commercial wireless cable channels. The Company holds a 50% interest in WONC, CT Wireless Cable, Inc. holds a 48% interest in WONC, and O. Gene Gabbard holds a 2% interest in WONC.

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

      Based on WONC's ITFS filings and channel acquisitions, the Company's existing properties and BTA Auction high bids, the Company believes that WONC will have sufficient channel capacity to launch wireless cable systems in the following markets:

                                                         ESTIMATED                   Estimated
                                                         TOTAL                       LOS
                                                         HOUSEHOLDS                  HOUSEHOLDS
                                                         ----------                  ----------
Asheville, NC                                              246,700                      93,300
Fayetteville, NC                                           245,300                     179,700
Greenville, NC                                             99,200                       57,500
Hickory, NC                                                376,800                     162,700
Jacksonville, NC                                           136,700                     116,200
Rocky Mount, NC                                            199,100                     178,900
Roanoke Rapids, NC                                          44,700                      38,000
Wilmington, NC                                             136,900                     123,400
Rockingham, NC                                              93,200                      86,600
Elizabeth City, NC                                          63,800                      35,500
Raleigh, NC                                                217,800                     142,400
Winston-Salem, NC                                          546,400                     357,200
Charlotte, NC                                              577,400                     377,400
                                                         ---------                   ---------
Total                                                    2,984,000                   1,948,800
                                                         =========                   =========

                               ___________________________________

       Operating Systems - At December 31, 1997, the Company had 34 Operating Systems. The Company generally offers its SFU subscribers 20 to 26 basic cable channels and one to three premium channels in each Market. In 95% of its Operating Systems, the Company also offers its SFU subscribers at least one pay-per-view channel. In addition, the Company retransmits five local off-air VHF/UHF channels along with its wireless channels, which provide its SFU subscribers with access to local news and weather. The basic package ranges in price from $19.95 to $22.95 per month, with an additional $7.95 to $11.95 per premium channel. The Operating Systems transmit at 10 to 50 watts of power from transmission towers and generally have signal patterns covering a radius of 18 to 35 miles.

The following chart depicts the Company's current programming line-up available to SFU subscribers in a typical Operating System.

WIRELESS VIDEO CHANNEL OFFERINGS(SELECTIONS DIFFER BY MARKET)
BASIC
ABC (local network affiliate)                              The Learning Channel (education)
AMC (classic movies)                                       NBC (local network affiliate)
A & E (arts & entertainment)                               Nickelodeon (children's)
Black Entertainment Television (special interest)          PBS (education, general interest)
CBS (local network affiliate)                              Regional Sports Network South (southeast U.S. sports)
Country Music Television (country music)                   TBS Superstation (sports, movies)
CNN (news)                                                 TNT (sports, movies)
C-SPAN (public affairs)                                    USA (general interest)
Discovery (science)                                        The Weather Channel (weather)
The Disney Channel (1)                                     WGN (Chicago-general interest)
ESPN (sports)                                              VH1 (contemporary  music)
The  Family Channel (family entertainment)
Fox (local network affiliate)                              PAY-PER-VIEW
The History Channel (educational)                          Viewer's Choice
PREMIUM
Home Box Office
Showtime
The Disney Channel(1)
_____________________

   (1) The Disney Channel is part of the basic package in certain Markets and a premium channel in other Markets.


      With the exception of local off-air network and weather programming, the Company's MDU programming selections are generally made available through the DirecTV Agreement. The Company's DirecTV MDU product is flexible enough, however, to provide MDU subscribers access to enhanced wireless video programming as set forth in the table above.

      Currently, the FCC will not accept applications for new ITFS licenses or "major" modifications of ITFS licenses which affects channel rights in several of the Company's Future Development Markets. The most recent five-day window for filing ITFS applications was completed on December 23, 1996, in which the Company filed the majority of the applications required to effectuate its future launch plans. Some of the Company's pending ITFS applications have been processed by FCC engineers and staff attorneys. The remaining ITFS applications are expected to undergo review by FCC engineers and staff attorneys over the next 6-12 months. If the FCC staff determines that an application meets certain basic technical and legal qualifications, the staff will then determine whether the application proposes facilities that would result in signal interference to facilities proposed in other pending applications. If so, the conflicting applications undergo a comparative criteria that includes whether an applicant is located in the community to be served and is an accredited educator proposing to serve its own students.

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

      EdNet Agreement - The Company contracts with Mississippi EdNet Institute, Inc. ("EdNet") for the commercial use of 20 ITFS channels in each of its Mississippi Markets (the "EdNet Agreement"). The EdNet Agreement provides exclusive rights to use all excess airtime (that portion of a channel's airtime available for commercial programming under FCC rules and policies) for the 20 ITFS channels located in each of the Company's Mississippi Markets. The Company believes that the EdNet Agreement presents the Company with a number of strategic benefits. The Company's rights under the agreement to the available commercial use of 20 of the 32 available wireless frequencies throughout Mississippi provide it with the critical mass of channels necessary to operate its SFU video business in each of its Mississippi Markets and create a significant competitive advantage relative to other potential wireless cable operators in such Markets. The large contiguous nature of the cluster of Markets encompassing Mississippi will allow the Company to centralize operations and achieve substantial economies of scale in Mississippi and surrounding Markets. The Company believes its transmission of programming involving job training, fire and police training, literacy projects and other continuing education programs enjoys the support of the Mississippi state authorities and will generate substantial goodwill in the community and enhance the Company's identity as a local provider of subscription television service.


SYSTEM COSTS

      As a part of the Company's refocused marketing strategy, all Future Development Markets will be launched with a MDU product focus, an internet product focus, or a combination of both. Utilizing the DirecTV Agreement, the Company estimates that the cost per market for transmission (or headend) equipment (if required) and build-out in a MDU subscription video services only system will be approximately $350,000. Capital costs to modify existing video headend equipment and launch the internet product in an existing Operating System will be approximately $325,000. Capital costs to launch the internet product in a Future Development Market, or a Market without an existing wireless video transmission facility, will be approximately $550,000. The Company estimates that each additional MDU subscriber will require an incremental capital expenditure of approximately $180 to $320 per EBU consisting of, on average, $150 to $170 of materials and $30 to $150 of installation labor and overhead charges. The cost of each additional SFU wireless cable subscriber is estimated to average $440 - $540 in material, installation labor and overhead charges. The capital cost for each internet subscriber is approximately $1,200, including equipment and labor, which is expected to be totally offset by fees collected at the time of installation.

      The operating costs for wireless cable systems are generally lower than those for comparable traditional hard-wire systems. This is attributable to lower system network maintenance and depreciation expense. Programming from contract suppliers is generally available to traditional hard-wire and wireless cable operators on comparable terms. The Company believes that the combination of its new focus on MDU customers and its stable base of SFU subscribers will allow it to maintain an average churn rate below 2.5% per month, resulting in reduced installation, operating and marketing expenses. By locating its operations in geographic clusters, the Company believes that it can further minimize capital and contain operating costs per subscriber by taking advantage of economies of scale in management, sales and customer service. For each Operating System or geographic cluster, the Company employs an operations manager, product specific salespersons and installation and repair personnel. All other functions are centralized at the Company's Jackson, Mississippi headquarters, including engineering, marketing, billing, customer service, finance and administration.


SUBSCRIPTION TELEVISION INDUSTRY TRENDS

      The  Company's business  will  be  affected  by  subscription  television
industry trends.   To  maintain  and  increase  its  customer base in the years ahead, the Company will need to adapt rapidly to industry trends.

      Addressability and Pay-Per-View - "Addressability" means the ability to implement specific orders from or send other communications such as pay-per-view channels to, each subscriber without having to modify a subscriber's equipment. The Company provides all of its subscribers with addressable converters, while only a portion of traditional hard-wire cable operators use addressability. Without addressability, the customer must make two trips to the cable operator's offices in order to obtain pay-per-view programming, once to obtain the descrambling device and once to return it. Pay-per-view is expected to become increasingly popular as additional exclusive events become available for distribution and digital compression technology greatly expands the channel capacity available for such programming. The Company believes its fully addressable converters present a competitive advantage over traditional hard-wire cable operators.

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

      Direct Broadcast Satellite Programming ("DBS") - DBS programming involves the transmission of an encoded signal directly from a satellite to an 18 to 36 inch dish installed at the customer's premises. The cost to a DBS subscriber for equipment and service is generally substantially higher than the cost to wireless cable subscribers. DBS providers currently have over six million subscribers and have developed the capability to deliver local television network stations into local markets. However, for legal reasons, DBS operators cannot deliver local network signals to any subscribers who live in a "served area" ( i.e., where the subscriber is already able to receive local signals via a standard over-the-air antenna). On January 26, 1998, the U.S. Copyright Office opened a rulemaking proceeding to determine whether it is permissible under federal law for DBS providers to deliver local network signals into served areas. In addition, legislation is pending in Congress that would allow DBS providers to deliver local network signals into served areas if they comply with certain must-carry and retransmission consent obligations.

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

      Telephone Companies - The 1996 Act permits Local Exchange Carriers ("LECs") to provide video service in their telephone service areas. Under existing FCC rules LECs may provide "video dialtone" service, thereby allowing LECs to make available to multiple service providers, on a nondiscriminatory common carrier basis, a basic platform that will permit end users to access video program services provided by others. Several large telephone companies have announced plans to either (i) enhance their existing distribution plant to offer video dialtone service, (ii) construct new distribution plants in conjunction with a local cable operator to offer video dialtone service or
(iii) acquire or merge with existing franchise cable systems outside of the telephone companies' respective telephone service areas. While the competitive effect of the offering by telephone companies of video dialtone and fiber optic based subscription television services is still uncertain, the Company believes that wireless cable technology will continue to offer a lower cost alternative to video dialtone and fiber optic distribution technologies.

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

      Local Multi-Point Distribution Service ("LMDS") - In 1997, the FCC allocated spectrum in the 28 GHz and 31 GHz bands for a new service, LMDS, that can be utilized for various video, voice and data services. The LMDS channel allocation is capable of supporting approximately 49 analog video channels or a greater number if digital compression technology is deployed. Because signals in the 28 GHz and 31 GHz bands travel shorter distances than signals transmitted over MDS, ITFS and WCS channels, the Company believes that LMDS technology is best suited for high density urban areas. The Company did not participate in the LMDS auction, which concluded on March 25, 1998.


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

      Interference - Wireless cable transmissions are subject to FCC regulations governing interference and transmission quality. Other than a limited number of systems, wireless cable systems transmit in a standard analog format. The FCC has adopted interim guidelines for the implementation of certain digital transmission formats, which are intended to facilitate the rapid implementation of digital wireless cable systems capable of providing more programming sources on the same channel bandwidth and improving signal quality. In addition, the Company's two-way internet product will operate utilizing digital modulation.

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

      Under current FCC regulations, a wireless cable operator generally may serve any location within the LOS of its transmission facility, provided that it complies with the FCC's interference protection standards. An MDS station generally is entitled to interference protection within a 35-mile radius around its transmitter site. Generally, an ITFS facility is entitled to the same 35-mile protected area during excess capacity use by a wireless cable operator, as well as interference protection for all of its FCC-registered receive-sites. Proposals are pending before the FCC to afford all ITFS licensees a 35-mile protected service area, regardless of whether they lease excess capacity. In launching or upgrading a system, the Company may wish to relocate its transmission facility, or increase its height or signal power in order to serve one or more of its targeted markets. If such changes would result in interference to any previously proposed station, the consent of such station must be obtained before the FCC will grant the proposed modification. There can be no assurance that any necessary consents will be received. In addition, such modifications will be subject to the interference protection rights of BTA Auction winners.

      The Company plans to launch a two-way internet product in certain of its markets utilizing WCS Channels for upstream transmissions from subscribers and MDS or ITFS Channels for downstream transmissions to subscribers. Downstream internet transmissions will require the use of digital modulation, and the FCC requires that it give its prior consent to the use of digital modulation by any MDS or ITFS station. Applications for FCC consent to the partitioning, disaggregation and assignment of BellSouth WCS rights to the Company are pending before the FCC. In the interim, the Company has the right to lease those channel rights from BellSouth for nominal fees. Although the Company has acquired WCS rights for most of its Markets, in some markets it will need to acquire WCS spectrum or utilize its MDS or ITFS spectrum for upstream transmission. Because the FCC has not yet adopted final rules to govern the conversion of MDS and ITFS Channels for upstream use, the Company cannot predict whether in any given situation it will be able to comply with FCC requirements for such conversion. While the FCC has adopted streamlined policies to expedite the granting of MDS and ITFS digital authorizations and the Company has taken advantage of those policies to secure digital authorizations for some of its markets, there can be no assurance that the necessary digital authority will be granted in each case.

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

      A significant potential effect on the Company of the 1996 Act may result from its provisions exempting traditional hard-wire cable systems from rate regulation. In particular, the 1996 Act will end rate regulation of all but basic cable service by 1999, and immediately removes virtually all rate regulation of "small cable operators" those cable systems not owned by multiple system cable operators ("MSOs"), and serving 50,000 or fewer subscribers. The Company believes that cable systems in many of the Company's Markets will qualify for small system rate deregulation and that a number of them will raise their rates, which may improve the Company's price advantages over competing traditional hard-wire cable services.

      The 1996 Act also contains provisions allowing local exchange telephone companies to offer cable service within their telephone service areas. Under the 1992 Cable Act, exchange telephone companies were free to offer wireless cable service anywhere, but could offer wired cable service only outside of their exchange telephone areas or solely as common carriers, subject to FCC authorization. The 1996 Act allows exchange telephone companies to offer video programming services via radio communications (such as wireless cable) without regulation of rates or services, to offer hard-wire or fiber cable service channels for hire by video programmers, to offer their own hard-wire or fiber cable service over networks with channels also available for use by other video program services providers under a modified regulatory scheme, and to provide traditional cable service subject to local franchising requirements. It is difficult to predict the impact (if any) of final FCC regulations with regard to local exchange telephone companies in these respects on the Company.

      FCC rules generally prohibit hard-wire cable operators from providing wireless cable service in areas where the hard-wire cable franchise area overlaps with the 35-mile protected service area of a wireless cable system. In certain circumstances, the FCC may grant waivers of such restriction, or the common ownership of hard-wire and wireless cable systems may otherwise be exempt. Rules adopted by the FCC pursuant to the 1996 Act permit cable operators to offer wireless cable service in such overlap areas where the cable company is subject to "effective" competition under certain circumstances. Telephone companies are not subject to any such cross-ownership restrictions.

      The 1996 Act offers wireless cable operators and satellite programmers relief from private and local governmentally imposed restrictions on the placement of receive-site antennae. In some instances, wireless cable operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules or restrictive property covenants banning the erection of antennae on or near homes. In August 1996, the FCC adopted rules prohibiting restrictions that impair installation, maintenance or use of receive-site antennae.

      Other Regulations - Wireless cable license holders are subject to regulation by the Federal Aviation Administration ("FAA") with respect to the construction, marking and lighting of transmission towers and to certain local zoning regulations affecting construction of towers, receive-site antennae and other facilities. There may also be restrictions imposed by local authorities and private covenants. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.




EMPLOYEES

      As of March 1, 1998, the Company had a total of 503 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it has good relations with its employees. To meet certain operational requirements, the Company also utilizes the services of unaffiliated independent contractors to install new customers in its wireless cable systems.


FACTORS THAT MAY AFFECT FUTURE RESULTS OF THE COMPANY

      This Annual Report contains certain statements that are not historical facts, which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, that reflect management's best judgment concerning the matters contained therein based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number factors, including but not limited to those listed below. "Forward looking statements" provided by the Company, especially in the sections entitled "Business" "Market for Registrant's Common Equity and Related Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are provided pursuant to the safe harbor established by recent securities legislation and should be evaluated in the context of the cautionary statements listed below.

       Substantial Indebtedness of the Company - As of December 31, 1997, the Company had approximately $318.4 million of consolidated indebtedness. The Company expects that it and its subsidiaries will incur substantial additional indebtedness in the future. The ability of the Company to make payments of principal and interest on its outstanding indebtedness is largely dependent, in the short-term, upon the ability of the Company to raise additional capital, obtain concessions from holders of its debt and its lenders, or both; and in the long-term, upon its future financial performance. The Company is obligated to begin making principal payments on its BTA notes in November 1998 and the initial cash interest payments on its 1995 Senior Notes in April 1999. Since its inception the Company has sustained substantial net losses and therefore has been unable to cover fixed charges. The Company does not anticipate being able to generate net income for at least the foreseeable future and there can be no assurance that other factors will not result in further delays in generating positive net income. Losses may increase as operations in additional markets are commenced or acquired.

      Lack of Profitable Operations; Negative Cash Flow; Early Stage Company - The Company has sustained substantial net losses, primarily due to fixed operating costs associated with the development of its systems, interest expense and charges for depreciation and amortization. The Company's accumulated deficit as of December 31, 1997 was $138.9 million. Significant difficulties can be encountered by enterprises in the early stages of development, particularly in light of the intense competition characteristic of the subscription television and internet access industries. There can be no assurance that realization of the Company's business plan, including an increase in the number of subscribers, its experience with its new DirecTV MDU product, the successful development and commercial launch of its internet product or the launch of additional Operating Systems, will result in profitability or positive consolidated operating cash flow for the Company in future years.

      Need  for  Additional   Financing;  Certain  Covenants   -   The  Company
forecasts that it will need to raise approximately $7 - 10 million in additional funding to meet the capital expenditure and operating needs included in its business plans for 1998. The Company is actively seeking to raise these additional funds. Certain of the Company's credit agreements and indentures contain restrictions on the amount and nature of additional capital available to the Company. There can be no assurance that additional capital will be available to the Company on terms that comply with the Company's credit agreements and indentures or on terms that management finds acceptable. In addition to its 1998 cash requirements, the Company must raise additional capital or generate sufficient operating cash flow to satisfy its debt service obligations beginning in April 1999. Failure to obtain the capital required in 1998 will likely have a material adverse effect on the Company and its prospects.

      Need to Manage Change in Business Strategy - Successful implementation of the Company's business plan will require the refocus of the Company's efforts to developing its DirecTV MDU product, a high-speed, two-way internet access product and the management of rapid growth, all of which will result in an increase in the responsibility for management personnel. To manage this change in business strategy effectively, the Company will be required to continue to implement and improve its operating and financial systems and controls and to train and manage its employee base. There can be no assurance that the management, systems and controls currently in place, or to be implemented, will be adequate or that any steps taken to hire personnel or to improve such systems and controls will be sufficient.

      NASDAQ Listing Issues - Based upon the financial statements of the Company at December 31, 1997, the Company does not meet all of the financial standards of the listing requirements of the NASDAQ National Market. If the Company's common stock were to be delisted, the Company's common shareholders may experience a substantial reduction in the liquidity of their shares.

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

       Competition - The subscription television industry is highly competitive. Wireless cable systems face or may face competition from several sources, such as traditional hard-wire cable systems, DBS systems, SMATV systems, other wireless cable systems and other alternative methods of distributing and receiving video programming. Furthermore, premium movie services offered by cable television systems have encountered significant competition from the home video cassette recorder ("VCR") industry. In areas where several local off-air VHF/UHF broadcast channels can be received without the benefit of subscription television, hard-wire and wireless cable systems also have experienced competition from the availability of broadcast signals generally and have found market penetration to be more difficult. In addition, within each market, the Company must compete with others to acquire, from the limited number of wireless cable channel licenses issued or issuable, rights to a minimum number of wireless cable channels needed to establish a commercially viable system. Legislative, regulatory and technological developments may result in additional and significant competition, including competition from a proposed new wireless service known as local multipoint distribution service ("LMDS"). In some areas, exchange telephone companies offer video programming services via radio communications without regulation of rates or services, offer hard-wire or fiber optic cable service for hire by video programmers and provide traditional cable service subject to local franchising requirements.

      In the Operating Systems, the Company initially targets its marketing to new and existing MDU properties and individual SFU households that are unpassed by traditional hard-wire cable and that have limited access to local off-air VHF/UHF programming. Certain of the hard-wire cable companies operating in the Company's Markets currently offer a greater number of channels to their
customers   than   the   Company  offers.   DBS  providers  currently  offer  a
substantially greater number of channels than hard-wire or wireless cable providers with a high picture quality. In addition, the DBS industry recently signed an agreement with VHF/UHF programmers that would allow such stations to be broadcast through DBS systems. Aggressive price competition or the passing of a substantial number of presently unpassed households by any existing or new subscription television service could have a material adverse effect on the Company's results of operations and financial condition.

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

      The Company's channel leases typically cover four ITFS channels and/or one to four MDS channels each. Under a policy adopted by the FCC, the term of the Company's ITFS channel leases cannot exceed ten years from the time the lessee begins using the channel. The remaining initial terms of most of the Company's ITFS channel leases are approximately five to ten years, although the FCC is currently considering a proposal that would permit ITFS leases to extend fifteen years. There is no restriction on the length of MDS channel leases, which frequently extend beyond the term of the underlying MDS license. However, in the event an MDS license is not renewed or is otherwise terminated, the authorization will no longer be valid, and the Company will have no rights under its lease to transmit on channels that are subject to such nonrenewed or terminated license.

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

       The Company contracts with EdNet for the commercial use of 20 ITFS channels in each of its Markets in the state of Mississippi. The term of the EdNet Agreement is 10 years from the date of issuance of certain construction permits, each of which was granted in 1992. The Company anticipates that, pursuant to the EdNet Agreement, the lease term will terminate on or about April 1, 2002, unless renewed prior thereto. The commercial use of these channels represents the majority of the Company's channels in Mississippi and the termination of, or inability to renew, the EdNet Agreement would have a material adverse effect on the Company's operations in its Mississippi Markets. The Company has granted EdNet a security interest in all of its Mississippi equipment, transmitters and rights to use certain wireless cable channels (the "EdNet System") in order to secure the Company's performance under the EdNet Agreement, which generally requires the Company to install, operate and maintain a system sufficient to serve 95% of the population of the licensed geographic area of Mississippi by July 1, 1998. While there can be no assurance that the Company will satisfy all aspects of this performance requirement, substantial progress has been made to-date and the Company expects to meet the requirements by July 1, 1998. In the event of a default by the Company under the EdNet Agreement, EdNet will have the right to operate the EdNet System and derive all income from its operation. If EdNet assumes the operation of the EdNet System, the Company will be required to assign its interest in the EdNet Agreement and the EdNet System or to forfeit its interests in such assets. Although the Company does not believe that the termination of or failure to renew a single channel lease, other than that with EdNet, would materially adversely affect the Company, several of such terminations or failures to renew in one or more Markets that the Company actively serves could have a material adverse effect on the Company. In addition, the termination, forfeiture, revocation or failure to renew or extend an authorization or license held by the Company's lessors could have a material adverse effect on the Company.

      Dependence on Program Suppliers - The Company is dependent on fixed-term contracts with various program suppliers such as CNN, ESPN and HBO. In addition, the success of the Company's strategy to focus on MDU subscriber growth is highly dependent on the enhanced programming offerings available through its cooperative marketing agreement with DirecTV. Although the Company has no reason to believe that any such contracts will be canceled or will not be renewed upon expiration, if such contracts are canceled or not renewed, the Company will have to seek program material from other sources. There can be no assurance that other program material will be available to the Company on acceptable terms or at all or, if so available, that such material will be acceptable to the Company's subscribers.

       Physical Limitations of Wireless Cable Transmission - Reception of wireless cable programming generally requires a direct, unobstructed LOS from the headend to the subscriber's receive-site antenna. Therefore, in communities with tall trees, hilly terrain, tall buildings or other obstructions in the transmission path, wireless cable and internet access transmission can be difficult or impossible to receive at certain locations, and the Company may not be able to supply service to all potential subscribers. While the Company intends to employ low power repeaters to overcome LOS obstructions, there can be no assurance that it will be able to secure the necessary FCC authorizations. Based on the Company's installation and operating experience, the Company believes that its signal can be received directly by approximately 80% of the households within the Company's signal pattern in the Operating Systems, and an average of approximately 70% of the households within the Company's expected signal patterns for Future Development Markets. In addition to limitations resulting from terrain, in limited circumstances, extremely adverse weather can damage transmission and receive-site antennas, as well as other transmission equipment.

      Dependence on Existing Management - The Company is dependent in large part on the experience and knowledge of existing management. The loss of the services of one or more of the Company's current executive officers could have a material adverse effect upon the Company. Although the Company has recently added new members to its management team, the Company believes that it will require additional management personnel as it develops new products and commences operations in new Markets. The failure of the Company to attract and retain such personnel could have a material adverse effect on the Company.


ITEM 2.   PROPERTIES

       In August 1997, the Company completed the consolidation and relocation of its corporate, administrative and regional offices in Jackson, Mississippi. The Company currently leases approximately 25,000 square feet for its administrative and regional offices in Jackson, Mississippi, which leases expire between March 1, 2001 and January 1, 2002. The Company pays approximately $320,000 per year for such space. The Company currently does and will, in the future, purchase or lease additional office space in other locations where it launches additional systems. In addition to office space, the Company also leases space on transmission towers located in its various markets. The Company believes that office space and space on transmission towers is readily available on acceptable terms in each of its Markets.

       The Company owns certain trademarks; however, the Company believes that its business is not materially dependent upon its ownership of any single trademark or group of trademarks.


ITEM 3.   LEGAL PROCEEDINGS

      The Company is not a party to any litigation that would have a material adverse effect on its business, results of operations, or financial condition.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable


ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth the name, age and position as of March 1, 1998 with respect to the Company's executive officers:

NAME                             AGE                POSITION
----                             ---                --------
Henry M. Burkhalter              50                 President and Chief Executive Officer
Henry G. Schopfer, III           51                 Executive Vice President, Chief Financial Officer
                                                    and Secretary
Ernest D.Yates                   53                 Executive Vice President and Chief Operating
                                                    Officer


      HENRY M. BURKHALTER became the President and Chief Executive Officer of the Company in May 1997. Mr. Burkhalter became a Director of the Company in April 1996 and President and Vice Chairman upon the consummation of the TruVision Transaction on July 29, 1996. Mr. Burkhalter had been Chairman of the Board of Directors, President and Chief Executive Officer of TruVision since its incorporation in April 1994. He has been the Chairman of Pacific Coast Paging, Inc. since 1990. From 1974 through 1992, he was the President and founder of Burkhalter & Company, the largest local certified public accounting and consulting firm in Mississippi. The firm's primary focus was in the telecommunications industry.

      HENRY G. SCHOPFER, III became Executive Vice President and Chief Financial Officer on December 9, 1996. He also serves as the Company's Secretary. From 1988 to 1996, Mr. Schopfer served as an Executive Officer with Daniel Industries, Inc., a Houston, Texas-based manufacturer of oil field related products, most recently as Vice President and Chief Financial Officer. From 1982 to 1988, Mr. Schopfer held accounting management positions with Cooper Industries, Inc., a Houston, Texas-based Fortune 100 manufacturer. Prior experience includes nine years with Big Six accounting firms in Houston, Texas, and New Orleans, Louisiana. Mr. Schopfer has been a certified public accountant since 1972.

      ERNEST D. YATES joined the company on December 31, 1997, as Executive Vice President and Chief Operating Officer. Mr. Yates' entire career has been in the telecommunication industry, where he has extensive experience in telecommunications technology in traditional switching and networks, video, wireless, fiber optics and advanced data networks and services. Mr. Yates most recently served as Executive Vice President of Operations for Electric Lightwave, a Competitive Local Exchange Carrier (CLEC) located in Vancouver, Washington. Mr. Yates has held executive management positions with Southwestern Bell Corporation, a Texas-based Regional Bell Operating Company
(RBOC), where he developed start up businesses and acquired companies and negotiated strategic international telecommunications business relationships.



                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS

      The following table sets forth the high and low closing bid prices of the common stock as reported by the NASDAQ National Market.

                                                      Market
                                                       Price
FISCAL PERIOD                                    High              Low
-------------                               ----------------------------
1996:
First Quarter                                $ 16-3/4          $ 13-3/4
Second Quarter                               $ 20-1/4          $ 13
Third Quarter                                $ 18              $ 14-1/4
Fourth Quarter                               $ 14              $ 5-7/8
1997:
First Quarter                                $ 7               $ 2-5/8
Second Quarter                               $ 4               $ 2 1/2
Third Quarter                                $ 3 7/8           $ 2 1/16
Fourth Quarter                               $ 3 7/8           $ 2
1998:
First Quarter (through March 23, 1998)       $ 2 1/8           $ 5/8

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

      At March 23 , 1998, there were approximately 178 record holders of the Company's common stock.


ITEM 6.   SELECTED FINANCIAL DATA

      The selected consolidated financial data presented below are derived from the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements as of December 31, 1996 and 1997 and for the years ended December 31, 1995, 1996 and 1997, are included elsewhere in this Form 10-K. The financial statements for the year ended December 31, 1995 reflect the operating results of the Company for the period from January 1, 1995 through October 18, 1995 and the combined results of the Company and the assets acquired in October 1995 from Heartland Wireless Communications, Inc. for the period from October 19, 1995 through December 31, 1995. The financial statements for the year ended December 31, 1996 reflect the operating results of the Company for the period from January 1, 1996 through July 28, 1996 and the combined results of the Company and TruVision for the period from July 29, 1996 through December 31, 1996. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements (including the notes thereto) of the Company contained elsewhere in this report.

                                                                        Year Ended December 31,
                                       --------------------------------------------------------------------------------
                                            1993(1)          1994              1995             1996            1997
                                       ---------------  ---------------  --------------  --------------  --------------
STATEMENT OF OPERATIONS
  Total revenues                        $        -      $    399,319     $  1,410,318    $  11,364,828   $  34,580,464

  Operating expenses:
          Systems operations                24,429           274,886          841,819        8,416,134      23,398,304
     Selling, general and
        administrative expenses            110,281         1,800,720        4,431,839       15,559,156      28,317,852
     Depreciation and amortization          27,489           413,824        1,783,066       11,625,507      35,741,301
                                       --------------------------------------------------------------------------------
  Total operating expenses                 162,199         2,489,430        7,056,724       35,600,797      87,457,457
                                       --------------------------------------------------------------------------------
  Operating loss                          (162,199)       (2,090,111)      (5,646,406)     (24,235,969)    (52,876,993)

  Interest expense and other, net             (411)         (171,702)      (2,046,068)     (20,134,426)    (37,562,848)
                                       --------------------------------------------------------------------------------
  Loss before income taxes                (162,610)       (2,261,813)      (7,692,474)     (44,370,395)    (90,439,841)

  Income tax benefit                             -                -                -         4,700,000       1,300,000
                                       --------------------------------------------------------------------------------
  Net loss                             $  (162,610)     $ (2,261,813)    $ (7,692,474)     (39,670,395)    (89,139,841)

  Preferred stock dividends and discount
       accretion                                 -                -          (786,389)              -                -
                                       --------------------------------------------------------------------------------
Net loss applicable to common stock    $  (162,610)     $ (2,261,813)    $ (8,478,863)   $ (39,670,395)  $ (89,139,841)
                                       ================================================================================
Basic and diluted loss per common
     share                             $     (0.30)     $      (1.21)    $      (2.02)   $       (2.65)  $       (5.26)
                                       ================================================================================
Basic and diluted weighted average
     common shares outstanding             538,127         1,863,512        4,187,736       14,961,934      16,940,374
                                       ================================================================================


                                                                        Year Ended December 31,
                                       --------------------------------------------------------------------------------
                                            1993(1)          1994             1995            1996             1997
                                       ---------------  ---------------  --------------  --------------  --------------
BALANCE SHEET DATA:
  Working capital                      $  57,786        $ (1,537,244)   $ 122,084,511(2) $ 106,676,500(2)$  24,880,046(2)

  Total assets                           514,223           8,914,224      213,799,874      395,609,362     317,587,198

  Current portion of long-term debt        4,714           1,457,295          376,780        3,169,383         871,408

  Long-term debt                          14,903           2,839,602      150,871,267      299,909,221     317,529,032

  Deferred taxes                               -                 -                -          6,500,000       5,200,000

  Total stockholders' equity             458,370           4,343,713       55,649,687       70,666,682     (18,986,021)


(1)   Period from January 4, 1993 (inception) to December 31, 1993.
(2)   Includes approximately  $17,637,839, $18,149,180 and $19,258,789 of funds held in escrow at December 31, 1995, 1996 and 1997, respectively, to be used to pay interest due on the Company's 13% Senior Notes due 2003.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the financial statements (including the notes thereto) included elsewhere in this Annual Report and pertain solely to the historical financial statements contained herein.

      On October 18, 1995, the Company acquired certain assets of Heartland Wireless Communications, Inc. (the "Heartland Division") in exchange for approximately 3.5 million shares of common stock and $10 million in notes. As a result, the results of operations for the year ended December 31, 1995 includes the operating results of the Company for the period from January 1, 1995 through October 18, 1995 and the combined operating results of the Company and the Heartland Division for the period from October 19, 1995 through December 31, 1995. On July 29, 1996, the Company merged with TruVision in exchange for approximately 3.4 million shares of the Company's common stock. As a result, the results of operations for the year ended December 31, 1996 includes the operating results of the Company for the period from January 1, 1996 through July 28, 1996 and the combined operating results of the Company and TruVision from July 29, 1996 to December 31, 1996. Period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the acquisition of the Heartland Division, the TruVision Transaction and the development of the Company's business and system launches during the periods presented.


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

      During the third quarter of 1997, the Company focused its marketing efforts on developing its new contract with DirecTV, which offers subscription video services to MDU's and has devoted resources to the development of a high-speed, two-way internet access product. Because of the lower capital and operating costs per subscriber and the enhanced programming available through its DirecTV MDU product, the Company believes that this focus will provide the Company with the best use of its wireless spectrum, existing infrastructure, and the opportunities provided by the marketplace. Because of the increased opportunity provided by its DirecTV MDU product, the Company has determined to de-emphasize the growth of its SFU business and currently does not plan to launch new systems focused on SFUs. Accordingly, the Company has implemented changes to its business operations to reduce personnel and other operating expenses to the levels needed to implement these refocused business objectives, including the elimination of over 400 (45%) of 900 employees as of March 1, 1998.

      The Company does not anticipate being able to generate net income for at least the foreseeable future and there can be no assurance that other factors, such as, but not limited to, economic conditions, its inability to raise additional financing or disruptions in its operations, will not result in further delays in operating on a profitable basis. Net losses are expected to continue as the Company focuses its resources on the marketing of its DirecTV MDU product and development of its internet product and as additional systems are commenced or acquired. The Company's business plan for the year 1998 reflects a net cash requirement of approximately $25 - 28 million to finance the launch and buildout of additional video and internet systems in 1998. Sources of funds to meet these requirements include the $15.5 million in unrestricted cash on hand at December 31, 1997, $2.5 million in net cash proceeds from the sale of its investment in Telecorp in January 1998, and additional capital funding of $7 - 10 million. Although, the Company is actively seeking sources of these additional capital funds, there can be no assurance that such efforts will be successful. If additional funds are not available, the Company may not be able to continue to launch new systems or to further develop its internet product, and its DirecTV MDU product may be curtailed. In addition to its 1998 cash requirements, the Company must raise additional capital or generate sufficient operating cash flow to satisfy its debt service obligations on its 1995 Senior Notes, which require semi-annual interest payments of $9.8 million beginning in April 1999.


YEAR 1997 COMPARED TO THE YEAR 1996

      Revenues  -  The Company's revenues  consist  of  monthly  fees  paid  by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for 1997 were $34.6 million as compared to $11.4 million for 1996, an increase of $23.2 million or 204%. This increase in revenues was primarily due to the average number of subscribers increasing from 40,420 to 98,720 subscribers for the years 1996 and 1997, respectively. At December 31, 1996, the Company had 69,825 subscribers versus 114,934 at December 31, 1997. The increase in the subscriber base was primarily attributable to same system growth during 1997 and the acquisition of TruVision in August 1996.

      Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, and certain repairs and maintenance expenditures. Programming costs and channel lease payments (with the exception of minimum payments) are variable expenses which increase as the number of subscribers increases. Systems operations expenses for 1997 were $23.4 million (68% of revenue) as compared to $8.4 million (74% of revenue) for 1996, reflecting an increase of $15.0 million or 178%. This increase is attributable primarily to the increase in the average number of subscribers in 1997 compared to 1996 as outlined above. As a percent of revenues, systems operations expenses have decreased as more systems mature.

      Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses for 1997 were $28.3 million (82% of revenue) compared to $15.6 million (137% of revenue) for 1996, an increase of $12.7 million or 82%. The Company has experienced increasing SG&A expenses as a result of its increased wireless cable activities and associated administrative costs including costs related to opening, acquiring and maintaining additional offices and compensation expense. The increase is due primarily to increases in personnel costs, advertising and marketing expenses, and other overhead expenses required to support the expansion of the Company's operations. As a percent of revenues, SG&A expenses have decreased as more systems mature.

      The Company believes such SG&A costs will not stabilize until all planned video and internet markets are launched. At that time, administrative expenses should remain constant with selling and general expense stabilizing when desired penetration rates are achieved. In order for such stabilization to occur, the Company's anticipated schedule of system and product launches needs to be met and desired penetration rates need to be achieved. The
Company's ability to meet its currently anticipated launch schedule is dependent on numerous factors, including the ability of the Company to achieve the necessary regulatory approvals for such systems in a timely manner and its ability to finance the launch of such systems. Although management currently expects to meet the anticipated systems and product launch schedule, there can be no assurance that such schedule will be met or the necessary penetration rates will be achieved in such markets to provide for the stabilization of SG&A costs.

      Depreciation and Amortization Expense - Depreciation and amortization expense for 1997 was $35.7 million versus $11.6 million for 1996, an increase of $24.1 million or 207%. The increase in depreciation expense during the period was due to additional capital expenditures related to the launch of new systems, the acquisition of additional Operating Systems in August 1996 and increased depreciation of subscriber equipment due to the changing of the estimated useful life from five to four years, effective January 1, 1997. The impact of this change resulted in increased net loss and net loss per share of $3,493,000 and $0.21, respectively, for the year ended December 31, 1997. In addition, amortization of leased license costs increased due to new launches and the acquisition of additional channel rights.

      Interest Expense - Interest expense for 1997 was $41.8 million versus $28.1 million for 1996, an increase of $13.7 million or 49%. This increase in interest expense is due primarily to the issuance of the 1996 Senior Discount Notes in August 1996 (as defined in " Liquidity and Capital Resources").

      Interest Income - Interest income in 1997 was $4.7 million versus $8.1 million for 1996, a decrease of $3.4 million or 42%. This decrease in interest income was due to a decrease in the amounts of funds available for investment that resulted from the net proceeds from the 1995 and 1996 Unit Offerings (each as defined in "Liquidity and Capital Resources") and the utilization of cash balances to build and develop new markets.



YEAR 1996 COMPARED TO THE YEAR 1995

      Revenues - The Company's subscription revenues for 1996 were $11.4 million as compared to $1.4 million for 1995, an increase of $10.0 million or 706%. This increase in revenues was primarily due to the average number of subscribers increasing from 5,015 to 40,420 subscribers for the years 1995 and 1996, respectively. At December 31, 1995, the Company had 7,525 subscribers versus 69,825 at December 31, 1996. Approximately 34% of the subscriber increase was attributable to same system growth (growth in systems in operation at the beginning of the year and growth in systems acquired during the year from the date of acquisition), 30% was attributable to growth from the 14 new systems launched during 1996, and 36% was attributable to the acquisition of eight Operating Systems.

      Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, and certain repairs and maintenance expenditures. Programming costs and channel lease payments (with the exception of minimum payments) are variable expenses which increase as the number of subscribers increase. Systems operations expenses for 1996 were $8.4 million (74% of revenue) as compared to $0.8 million (60% of revenue) for 1995, reflecting an increase of $7.6 million or 900%. This increase is attributable primarily to the increase in the average number of subscribers in 1996 compared to 1995 as outlined above. As a percent of revenues, systems operations expenses have decreased as more systems mature.

      Selling, General and Administrative Expenses - SG&A expenses for 1996 were $15.6 million (137% of revenue) compared to $4.4 million (314% of revenue) for 1995, an increase of $11.2 million or 251%. The Company has experienced increasing SG&A expenses as a result of its increased wireless cable activities and associated administrative costs including costs related to opening, acquiring and maintaining additional offices and compensation expense. The increase is due primarily to increases in personnel costs, advertising and marketing expenses, and other overhead expenses required to support the expansion of the Company's operations. As a percent of revenues, SG&A expenses have decreased as more systems mature.

      Depreciation and Amortization Expense - Depreciation and amortization expense for 1996 was $11.6 million versus $1.8 million for 1995, an increase of $9.8 million or 552%. The increase in depreciation expense during the period was due to additional capital expenditures related to the launch of new systems and acquisitions of Operating Systems. In addition, amortization of leased license costs increased due to new launches and the acquisition of additional channel rights.

      Interest Expense - Interest expense for 1996 was $28.1 million versus $4.1 million for 1995, an increase of $24.0 million or 590%. This increase in interest expense is due to the issuance of the 1995 Senior Notes in October 1995 and the issuance of the 1996 Senior Discount Notes in August 1996 (each as defined in "Liquidity and Capital Resources").

      Interest Income - Interest income in 1996 was $8.1 million versus $2.0 million for 1995, an increase of $6.1 million or 302%. This increase in interest income is due to the investment of net proceeds from the 1995 and 1996 Unit Offerings (each as defined in " Liquidity and Capital Resources").


LIQUIDITY AND CAPITAL RESOURCES

      The wireless cable television and internet access product businesses are capital intensive. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' premises, (ii) the construction of transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems, (v) investments in vehicles and administrative offices, and (vi) the development, testing and launch of new products, such as the internet access product. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets, to construct or acquire its Operating Systems, to commence construction of Operating Systems in different markets and to finance initial operating losses.

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

      In August 1996, the Company issued 239,252 units (the "1996 Unit Offering") consisting of $239 million aggregate principal amount of senior discount notes (the "1996 Senior Discount Notes") and 239,252 warrants to purchase 544,059 shares of common stock at an exercise price of $16.64 per share. The Company received $118.6 million after expenses. The proceeds are being used to fund marketing of the Company's new DirecTV MDU product, development of the Company's internet product, the launch of new systems and expansion of the Company's existing markets.

      For the year ended December 31, 1995, cash used in operating activities was $.6 million, consisting primarily of a net loss of $7.7 million and an increase in receivables and prepaid expenses of $.6 million and $4.5 million, respectively, offset by an increase in accounts payable and accrued expenses of $6 million, and depreciation and amortization of $1.8 million, and net non-cash expenses of $.3 million. For the year ended December 31, 1995, cash used in investing activities was $71.3 million, consisting primarily of $53.2 million applied to purchase marketable investment securities to establish the escrow account relating to the 1995 Senior Notes and capital expenditures and payments for licenses and organizational costs of approximately $9.8 million and $6.8 million, respectively. In addition, the Company made investments and purchased other assets at a cost of approximately $1.5 million. The capital expenditures and acquisition costs principally related to the purchase of equipment in certain of the Company's Operating Systems, as well as Future Development Markets and certain license and organizational costs related to those Markets. For the year ended December 31, 1995, cash flows provided by financing activities were $182.3 million, consisting of $144.8 million in proceeds from the issuance of long-term debt, $35.0 million in proceeds from the issuance of common stock, and $14.3 million in proceeds from the issuance of redeemable preferred stock, offset by $11.5 million in repayments of long-term debt and $.3 million in payments for debt issue cost.

      For the year ended December 31, 1996, cash used in operating activities was $22.1 million, consisting primarily of a net loss of $39.7 million offset by an increase in accounts payable and accrued expenses of $3.3 million, an increase in receivables and prepaids of $1.0 million, a decrease in deposits of $.9 million, depreciation and amortization of $11.6 million, non-cash income of $5.7 million and non-cash expenses of $8.4 million. For the year ended
December 31, 1996, cash used in investing activities was $89.7 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $60.4 million and $43.9 million, respectively. In addition, the Company received proceeds from the maturities of securities of $17.3 million, and made investments and purchased other assets at a cost of approximately $2.8 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as Future Development Markets and certain license and organization costs related to those Markets. For the year ended December 31, 1996, cash flows provided by financing activities were $106.0 million, consisting of $120.6 million in proceeds from the issuance of long-term debt and $.03 million in proceeds from the issuance of common stock, offset by $13.1 million in repayments of long-term debt and $1.6 million in payments for debt issue costs.

        For the year ended December 31, 1997, cash used in operating activities was $38.4 million consisting primarily of a net loss of $89.1 million, in addition to an increase in receivables and prepaid expenses of $2.9 million, a decrease in accounts payable and accrued expenses of $1.9 million, an increase in deposits of $.3 million, partially offset by depreciation and amortization of $35.7 million, and net non-cash expenses of $20.1 million. For the year ended December 31, 1997, cash used in investing activities was $47.3 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $58.1 million and $3.3 million, respectively. In addition, the Company received proceeds from the maturities of securities of $18.3 million and made investments and purchased other assets at a cost of approximately $4.2 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as in Future Development Markets, and certain license and organization costs related to those Markets. For the year ended December 31, 1997, cash flows used in financing activities were $3.2 million consisting of repayments of long-term debt.

        The Company made capital expenditures, exclusive of acquisitions of wireless cable systems and additions to leased license acquisition costs, of approximately $60.4 million and $58.1 million for the years ended December 31, 1996 and 1997, respectively. These expenditures primarily relate to the purchase of equipment in the Company's Operating Systems as well as in Future Development Markets. Based on its current business plans, the Company estimates that $20 - 25 million in capital expenditures will be required over the next twelve months to continue to fund growth in its Operating Systems, to develop and launch its internet product and to develop additional Operating Systems.

        Historically, the Company has generated operating and net losses and is expected to do so for at least the foreseeable future as it continues to market its new DirecTV MDU product, develop its internet product and develop additional Operating Systems. Such losses may increase as these products are implemented and operations in additional systems are commenced or acquired. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. As the Company continues to develop systems, operating cash flow from more mature systems is expected to be partially or completely offset by negative operating cash flow from less developed systems and from development costs associated with establishing its new products and its Operating Systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. The Company's ability to meet its currently anticipated video and internet launch schedules and achieve its targeted penetration rates and subscriber levels is dependent on numerous factors, including the Company's ability to finance new launches and expansion of existing systems, its experience with its DirecTV MDU product (which remains a new product for the Company), the acceptance and performance of its internet access product (a new product for the Company), the ability of the Company to achieve the necessary regulatory approvals for anticipated video/internet product launches in a timely manner, and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain such operating cash flow levels at any time.

      Based on the factors and results discussed above, the Company believes that the $15.5 million in unrestricted cash at December 31, 1997 plus the $2.5 in million cash proceeds from the sale of its interest in Telecorp will not be sufficient to meet its forecasted capital and operating requirements for 1998. The Company will need to raise approximately $7 - 10 million in additional funding in order to finance the launch and build-out of additional video and internet systems included in the Company's business plans for 1998. The Company is actively seeking to raise these additional funds through financing arrangements at the Operating System level, additional borrowings, the sale of additional debt or equity securities, joint ventures or other arrangements, if such financing is available to the Company on satisfactory terms. There is no assurance that the Company will be able to raise additional capital within the limitations of the indentures governing the 1995 Senior Notes or the 1996 Senior Discount Notes or on terms the Company considers acceptable. If additional funds are not available, the Company may not be able to continue to launch new systems or to further develop its internet product and its DirecTV MDU product may be curtailed. In addition to its 1998 cash requirements, the Company must raise additional capital or generate sufficient positive operating cash flow to satisfy its debt service obligations on its 1995 Senior Notes, which require semi-annual interest payments of $9.9 million beginning in April 1999.

      As a result of the issuance of the 1995 Senior Notes and the 1996 Senior Discount Notes the Company is required to satisfy significant debt service requirements. Beginning in April 1999, the Company will be obligated to devote a substantial portion of the Company's cash flow to debt service on the 1995 Senior Notes, and after August 1, 2001, on the 1996 Senior Discount Notes. The ability of the Company to make payments of principal and interest on these notes will be largely dependent in the short term upon the ability of the Company to raise additional capital, or obtain concessions from holders of the 1995 Senior Notes, the 1996 Senior Discount Notes and/or its lenders, and in the long-term upon its future financial performance. The Company is exploring various alternatives to address its short- and long-term capital needs. These alternatives may include raising additional funds through various financing arrangements (as described above), restructuring its existing indebtedness, modifying its business plan, or a combination of the foregoing. Many factors, some of which may be beyond the Company's control, may effect the Company's ability to resolve its long-term capital needs. These factors include the availability of sufficient financing on terms acceptable to the Company; the willingness of the holders of the Company's debt securities to agree to any restructuring of the Company's indebtedness that the Company may seek; prevailing and perceived economic conditions, both in general and with respect to the Company's industry; and other factors that could affect the Company's performance, such as competition or regulatory restrictions. While no debt service is required on the Company's existing Senior Notes until April 1999, there can be no assurance that the Company will be able to generate sufficient cash flow to cover required interest and principal payments when due on the 1995 Senior Notes and the 1996 Senior Discount Notes or the other indebtedness of the Company or that the Company will otherwise be able to resolve its long-term capital needs.

      Based upon the financial statements of the Company at December 31, 1997, the Company does not meet all of the financial standards of the listing requirements of the NASDAQ National Market. While the Company may endeavor to maintain its listing, or may seek listing on an alternative exchange or market, there can be no assurance that the Company's common stock will not be delisted or that the Company will be accepted for listing on any alternative exchange or market. If the Company's common stock were to be delisted and such shares were not listed on an alternative exchange or market, the Company's common shareholders may experience a substantial reduction in the liquidity of their shares.

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


NEW ACCOUNTING PRONOUNCEMENTS

        The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements, and SFAS No. 131 requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic area and major customers. The Company is currently evaluating the effect of these statements on the presentation of and disclosures within its consolidated financial statements.


YEAR 2000

      In January 1998, the Company developed a plan to address the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The cost of the project is anticipated to be approximately $250,000. The Company is expensing all costs associated with these systems changes as the costs are incurred. As of December 31, 1997 no expenses had been directly incurred as part of this effort.


 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 8 is set forth on pages F-1 through F-23 of this Form 10-K. The Company is not required to provide the supplementary financial information required by Item 302 of Regulation S-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.



                                   PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information concerning the Company's directors and officers called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION

      Information concerning the compensation of the Company's executives called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain relationships and related transactions called for by this item will be included in the Company's definitive Proxy Statement prepared in connection with the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.


                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

      (a)(1) Financial Statements  -  Reference is made to Item 8 hereof.

      (a)(2) Financial Statement Schedule - The following financial statement schedule of the Company for the years ended December 31, 1995, 1996 and 1997 is included in this Form 10-K on page F-24. Schedule II-Valuation and Qualifying Accounts.

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

      (b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.




                              WIRELESS ONE, INC.,
                               AND SUBSIDIARIES


Independent Auditors' Report............................................  F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997............  F-3
Consolidated Statements of Operations for the years ended
  December 31, 1995, 1996, and 1997.....................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the
  years ended December 31, 1995, 1996, and 1997.........................  F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1995, 1996, and 1997.....................................  F-6
Notes to Consolidated Financial Statements..............................  F-7



                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Wireless One, Inc.:


We have audited the accompanying consolidated balance sheets of Wireless One, Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless One, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG Peat Marwick LLP
KPMG Peat Marwick LLP


Jackson, Mississippi
February 13, 1998




                            WIRELESS ONE, INC.
                               CONSOLIDATED
                              BALANCE SHEETS
                        DECEMBER 31, 1996 AND 1997

        ASSETS
        ------                                                          1996                           1997
                                                                   --------------                 --------------
Current assets:
Cash and cash equivalents                                          $  104,448,583                 $   15,528,215

Marketable investment securities- restricted (note 5)                  18,149,180                     19,258,789
Subscriber receivables, less allowance for doubtful accounts of
   $292,619 and $486,820 in 1996 and 1997, respectively                   998,734                      2,071,689
Accrued interest and other receivables                                    464,166                        729,237
Prepaid expenses                                                        1,149,296                      1,136,303
                                                                   --------------                 --------------
Total current assets                                                  125,209,959                     38,724,233

Property and equipment, net (note 6)                                   82,636,712                    110,099,016
License and leased license investment, net of accumulated
   amortization of $2,823,658 and $7,896,648 in 1996
   and 1997, respectively                                             154,444,536                    151,386,399
Marketable investment securities - restricted (note 5)                 18,885,565                              -
Other assets (note 7)                                                  14,432,590                     17,377,550
                                                                   --------------                 --------------
                                                                   $  395,609,362                 $  317,587,198
                                                                   --------------                 --------------
        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Accounts payable                                                $    4,105,994                 $    2,913,209
   Accrued expenses                                                     6,775,218                      5,117,451
   Accrued interest                                                     4,482,864                      4,942,119
   Current maturities of long-term debt (note 8)                        3,169,383                        871,408
                                                                   --------------                 --------------
      Total current liabilities                                        18,533,459                     13,844,187

Long-term debt (note 8)                                               299,909,221                    317,529,032
Deferred taxes (note 9)                                                 6,500,000                      5,200,000
                                                                   --------------                 --------------
                                                                      324,942,680                    336,573,219

Redeemable convertible preferred stock, $.01 par value, 15,000
   shares authorized, no shares issued or outstanding (note 10)                 -                              -

Stockholders' equity (deficit)
  Preferred stock, $.01 par value, 10,000,000 shares
              authorized, no shares issued or outstanding                       -                              -

  Common stock, $.01 par value, 50,000,000 shares
              authorized, 16,946,697 and 16,910,064 shares
              issued and outstanding in 1996 and 1997, respectively        169,467                        169,101

  Additional paid-in capital                                          120, 284,507                    119,772,011
  Accumulated deficit                                                 (49,787,292)                   (138,927,133)
                                                                   --------------                  --------------
           Total stockholders' equity (deficit)                        70,666,682                     (18,986,021)

Commitments and contingencies (note 13)                                         -                               -

                                                                   $  395,609,362                  $  317,587,198
                                                                   ==============                  ==============

See accompanying notes to consolidated financial statements.


                              WIRELESS ONE, INC.
                    Consolidated Statements of Operations
                Years Ended December 31, 1995, 1996, and 1997

                                   1995          1996          1997
                              ------------  -------------  -------------
[S]                           [C]           [C]            [C]
Revenues                      $  1,410,318  $  11,364,828  $  34,580,464

Operating expenses:
     Systems operations            841,819      8,416,134     23,398,304
     Selling, general and
       administrative            4,431,839     15,559,156     28,317,852
     Depreciation and
       amortization              1,783,066     11,625,507     35,741,301
                              ------------  -------------  -------------
                                 7,056,724     35,600,797     87,457,457
                              ------------  -------------  -------------
       Operating loss           (5,646,406)   (24,235,969)   (52,876,993)
                              ------------  -------------  -------------
     Interest expense           (4,070,184)   (28,087,948)   (41,828,876)

     Interest income             2,024,116      8,146,958      4,711,185

     Equity in losses of
       investee (note 7)               ---       (193,436)      (445,157)
                              ------------  -------------  -------------
       Total other expense      (2,046,068)   (20,134,426)   (37,562,848)
                              ------------  -------------  -------------
       Loss before income taxes (7,692,474)   (44,370,395)   (90,439,841)

Income tax benefit (note 9)            ---      4,700,000      1,300,000
                              ------------  -------------  -------------
       Net loss                 (7,692,474)   (39,670,395)   (89,139,841)

Preferred stock dividends and
  discount accretion (note 10)    (786,389)           ---            ---
                              ------------  -------------  -------------
Net loss applicable to common
  stock                        $(8,478,863)  $(39,670,395)  $(89,139,841)
                              ============  =============  =============
Basic and diluted loss per
  common share                 $     (2.02)  $      (2.65)  $      (5.26)
                              ============  =============  =============
Basic and diluted weighted
  average common shares
  outstanding                    4,187,736     14,961,934     16,940,374
                              ============  =============  =============

See accompanying notes to consolidated financial statements.


                              WIRELESS ONE, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                 YEARS ENDED DECEMBER 31, 1995, 1996, AND 1997

                                                         Additional          Subscriptions         Accumulated
                                  Common Stock         Paid-In Capital        Receivable             Deficit            Total
                                  ------------         ---------------      --------------       --------------     -------------
Balance at January 1, 1995        $     20,139         $   9,979,861        $  (3,231,864)       $  (2,424,423)     $  4,343,713

Collections of subscriptions
   receivable                                -                     -            3,231,864                    -         3,231,864

Conversion of redeemable
   preferred stock and warrants
   into 4,524,512 shares of
   common stock                         45,246            14,453,442                    -                    -        14,498,688

Issuance of 3,450,000 shares of
   common stock pursuant to
   initial public offering              34,500            32,340,708                    -                    -        32,375,208

Issuance of 750,000 warrants                 -             3,015,000                    -                    -         3,015,000

Issuance of 3,510,290 shares of
   common stock in purchase
   transactions                         35,103             6,628,974                    -                    -         6,664,077

Preferred stock dividends and
   accretion of discount                     -              (786,389)                   -                    -          (786,389)

Net loss                                     -                     -                    -           (7,692,474)       (7,692,474)
                                  ------------         ---------------      --------------       --------------     -------------
Balance at December 31, 1995           134,988            65,631,596                    -          (10,116,897)       55,649,687

Issuance of 3,442,945 shares of
   common stock in purchase
   transactions                         34,429            48,166,801                    -                    -        48,201,230

Issuance of stock options in
   purchase transactions                     -             1,401,723                    -                    -         1,401,723

Issuance of warrants to
  purchase 544,059 shares
  of common stock                            -             5,053,387                    -                    -         5,053,387

Issuance of 5,000 shares of
   common stock upon exercise of
   employee stock options                   50                31,000                    -                    -            31,050

Net loss                                     -                     -                    -          (39,670,395)      (39,670,395)
                                  ------------        ---------------      --------------       ---------------    --------------
Balance at December 31, 1996           169,467           120,284,507                    -          (49,787,292)       70,666,682

Return of escrow shares                   (366)             (512,496)                   -                    -          (512,862)

Net loss                                     -                     -                    -          (89,139,841)      (89,139,841)
                                  ------------        ---------------      --------------       ---------------    --------------
Balance at December 31, 1997        $  169,101        $   119,772,011        $          -       $ (138,927,133)    $ (18,986,021)
                                  ============        ===============      ==============       ===============    ==============

See accompanying notes to  consolidated financial statements.


                              WIRELESS ONE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                               1995                    1996                     1997
                                                          --------------          --------------           --------------
Cash flows from operating activities:
   Net loss                                               $  (7,692,474)          $ (39,670,395)           $ (89,139,841)

   Adjustments to reconcile net loss to net cash
     used in operating activities:
           Bad debt expense                                     196,281                 371,349                1,535,943
           Depreciation and amortization                      1,783,066              11,625,507               35,741,301
           Amortization of debt discount                        328,301               7,845,537               19,933,049
           Accretion of interest income                        (213,230)               (976,638)                (502,044)
           Deferred income tax benefit                                -              (4,700,000)              (1,300,000)
           Equity in losses of investee                               -                 193,436                  445,157
           Changes in assets and liabilities:
              Receivables                                      (571,957)               (868,890)              (2,873,969)
              Prepaid expenses                                 (468,707)               (145,949)                  12,993
              Deposits                                                -                 917,796                 (328,286)
              Accounts payable and accrued
                expenses                                      6,004,541               3,265,187               (1,935,297)
                                                          --------------          --------------           --------------
                   Net cash used in operating
                     activities                                (634,179)            (22,143,060)             (38,410,994)
                                                          --------------          --------------           --------------
Cash flows from investing activities:
    Purchase of investments and other assets                 (1,533,446)             (2,778,012)               (4,167,500)
    Capital expenditures                                     (9,805,057)            (60,408,418)              (58,130,615)
    Acquisition of license investment                        (6,762,415)            (43,898,328)               (3,307,913)
    Purchase of marketable investment securities            (53,180,114)                      -                         -
    Proceeds from maturities of securities                            -              17,335,237                18,278,000
                                                          --------------          --------------           --------------
           Net cash used in investing
             activities                                     (71,281,032)            (89,749,521)              (47,328,028)
                                                          --------------          --------------           --------------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt and
     warrants                                               144,764,902             120,624,614                         -
   Principal payments on long-term debt                     (11,502,054)            (13,089,874)               (3,181,346)
   Debt issuance costs                                         (343,839)             (1,604,955)                        -
   Issuance of common stock                                  35,008,396                  31,050                         -
   Issuance of redeemable preferred stock                    14,343,654                       -                         -
                                                          --------------          --------------           --------------
           Net cash provided by (used in)
             financing activities                           182,271,059             105,960,835                (3,181,346)
                                                          --------------          --------------           --------------
           Net increase (decrease) in cash                  110,355,848              (5,931,746)              (88,920,368)

Cash and cash equivalents at beginning of period                 24,481             110,380,329               104,448,583
                                                          --------------          --------------           --------------
Cash and cash equivalents at end of period                $ 110,380,329           $ 104,448,583             $  15,528,215
                                                          ==============          ==============           ==============

See accompanying notes to consolidated financial statements.




                              WIRELESS ONE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1996 AND 1997

(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) NATURE OF OPERATIONS

         Wireless One, Inc. is engaged in the business of developing, owning, and operating wireless cable television systems and developing a high-speed, two-way internet access product, primarily in select southern and southeastern United States markets.

     (b) CONSOLIDATION POLICY

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

     (c) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and include the cost of transmission equipment as well as subscriber equipment and installations. The Company capitalizes the excess of direct costs of subscriber installations over installation fees. These direct costs include reception materials on subscriber premises, installation labor, overhead charges and direct selling costs.

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

         Based on management's periodic review of the assumptions used in determining the estimated useful lives of the Company's depreciable assets, the Company changed its estimated useful life for subscriber equipment and installations from five years to four years effective January 1, 1997. The impact of this change resulted in increased net loss and net loss per share of $3,493,000 and $0.21, respectively, for the year ended December 31, 1997.

     (d) LICENSE AND LEASED LICENSE INVESTMENT

         License and leased license investment consists primarily of costs incurred in connection with the Company's acquisition of channel rights. Channel rights represent the right to utilize all of the capacity on channels operated under a license received from the Federal Communications Commission ("FCC"). These assets are recorded at cost and amortized using the straight-line method over the assets' estimated useful lives, usually 10-20 years, beginning with inception of service in each market. Amortization expense for the years ended December 31, 1995, 1996 and 1997 was $574,169, $2,275,375 and
         $5,072,990, respectively. As of December 31, 1996 and 1997, approximately $76,296,000 and $71,412,000 of license and leased license investment was not subject to amortization.

     (e) LONG-LIVED ASSETS

         Effective  January  1, 1996, the Company  adopted  the  provisions  of
         Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this statement had no impact on the financial position or results of operations of the Company

         The Company periodically evaluates the propriety of the carrying amounts of the license and leased license investment and property and equipment, as well as the depreciation and amortization periods, based on estimated undiscounted future cash flows and other factors to determine whether current events or circumstances warrant adjustments to the carrying amounts or a revised estimate of the useful life. If warranted, an impairment loss would be recognized to reduce the carrying amount of the related assets to management's estimate of the fair value of the licenses and related property and equipment.

     (f) REVENUE RECOGNITION

         Revenues from subscribers are recognized in income over the period service is provided.

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

     (h) EARNINGS PER SHARE

         Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share under Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of potential issuances of common stock, while diluted earnings per share includes the dilutive effect of such potential issuances. Shares issuable upon exercise of the Company's stock options and warrants are anti-dilutive and have been excluded from the calculation of diluted earnings per share. Per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

     (i) DEBT ISSUANCE COSTS

         Costs incurred in connection with issuance of the Company's 1995 Senior Notes and 1996 Senior Discount Notes (see note 8) are included in other assets and are being amortized using the interest method over the terms of the notes.

     (j) CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash and temporary cash investments that are highly liquid and have original maturities of three months or less.

     (k) USE OF ESTIMATES

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates impacting the preparation of the Company's consolidated financial statements include the allowance for doubtful accounts on subscriber receivables, the valuation allowances on deferred tax assets and estimated useful lives of property and equipment and intangible assets. Actual results could differ from those estimates.

     (l) MARKETABLE INVESTMENT SECURITIES

         Investments in marketable securities at December 31, 1996 and 1997 consist of U.S. Treasury securities which mature periodically through October 1998. The Company has the ability and intent to hold these investments until maturity and, accordingly, has classified these investments as held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost, adjusted for amortization of premiums or discounts. Premiums and discounts are amortized over the life of the related held-to-maturity investment as an adjustment to yield using the interest method. A decline in market value of the Company's investments below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairments have been recorded for the years ended December 31, 1995, 1996 and 1997.

     (m) RECLASSIFICATIONS

         Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.


(2)     LIQUIDITY

     The Company's business requires substantial amounts of capital and liquidity, principally for the acquisition and installation of equipment, the development and launch of new products and markets, debt service and working capital requirements. To date, the Company has funded operating losses and capital expenditures principally with funds raised during 1995 and 1996 through its initial public offering of common stock and the issuance of debt securities. Management projects that the Company will require significant additional funds for the continued implementation of its business plan, including capital expenditures and debt service requirements in 1998 and beyond.

     The Company forecasts that it will need to raise approximately $7 - 10 million in additional funding to meet the capital expenditures and operating needs included in its business plans for 1998. The Company is actively seeking to raise these additional funds and is exploring various alternatives to address, its short and long-term capital needs. These alternatives may include raising additional funds through various financing arrangements, restructuring its existing indebtedness, modifying its business plan, or a combination of the foregoing. While management believes it will obtain additional funds, there can be no assurance that additional capital will be available to the Company on terms that comply with the Company's credit agreements and indebtedness or on terms that management finds acceptable. If additional funds are not available, the Company may not be able to continue to launch new systems or to further develop its internet product, and its DIRECTV MDU product may by curtailed. In addition to its estimated 1998 cash requirements, the Company must raise additional capital or generate sufficient operating cash flow to satisfy its debt service obligations on its 1995 Senior Notes, which require semi-annual interest payments of $9,750,000 beginning in April 1999.

(3)      INITIAL PUBLIC OFFERING AND HEARTLAND TRANSACTION

     Wireless One, Inc. was formed in June, 1995 by the shareholders of a predecessor company ("Old Wireless One") and Heartland Wireless Communications, Inc. ("Heartland"). Old Wireless One had been formed in 1993.

     During October 1995, the Company completed a series of transactions which included (i) the issuance of 3,450,000 shares of common stock at $10.50 per share in an initial public offering; (ii) the issuance of $150,000,000 of 13% Senior Notes due in 2003 (the "1995 Senior Notes") and warrants to purchase 450,000 shares of the Company's common stock, and (iii) the acquisition of certain wireless cable television assets and related liabilities of certain subsidiaries of Heartland for common stock of the Company and notes (the "Heartland Transaction").

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

     The Heartland Transaction was accounted for as a business combination using the purchase method of accounting. In accordance with Staff Accounting Bulletin No. 48, the Heartland assets and liabilities acquired were recorded using the historical cost basis previously reported by Heartland, reduced by the amount of notes issued to Heartland in connection with the transaction. The assets acquired consist primarily of systems and equipment and various wireless cable channel rights. The following is a summary of the assets acquired:

                      Current assets                               $   318,892
                      Current liabilities                              (35,956)
                      Systems and equipment, net                     2,392,711
                      Leased license investment and other
                        intangibles                                 13,476,534
                                                                    ----------

              Net assets acquired                                   16,152,181

          Notes issued to Heartland                                (10,000,000)
                                                                    ----------
                                                                   $ 6,152,181
                                                                    ==========

(4)      TRUVISION AND OTHER ACQUISITIONS

     On July 29, 1996, the Company merged with TruVision Wireless, Inc. ("TruVision") whereby the Company issued to the then TruVision shareholders 3,262,945 shares of common stock. The Company also paid $1.8 million in cash and issued 180,000 shares of common stock to certain affiliates of TruVision and issued stock options equivalent to 195,226 shares of the Company's common stock with an estimated fair value at the date of acquisition of $1,401,723. TruVision also engaged in the wireless cable television business within the southeastern United States primarily in Mississippi, Alabama, and Tennessee.

     The following table summarizes the allocation of the acquisition cost based upon the estimated fair market value of the net assets acquired in the transaction:

     Current assets                                          $        1,146,604
     Property and equipment                                          16,427,882
     Other assets                                                     2,177,003
     License and leased license investment                           80,736,479
     Current liabilities                                             (5,838,771)
     Deferred tax liability                                         (11,200,000)
     Short term debt                                                (32,046,244)
                                                                    -----------
                                                             $       51,402,953
                                                                    ===========

     In connection with the TruVision transaction, the Company entered into an agreement whereby it placed 202,800 shares, of the total shares issued, in escrow for issuance to former TruVision shareholders upon consummation of certain pending acquisitions. In October 1997, in accordance with the terms of its purchase and sale agreement with Skyview Wireless Cable, Inc., the Company terminated the agreement to acquire rights to 22 wireless cable channels and a substantially complete transmission facility in Jackson, Tennessee, for $2.7 million in cash and to acquire the rights to 20 wireless cable channels in Hot Springs, Arkansas, for approximately $1.5 million. This event resulted in the termination of a stock escrow agreement and the return to the Company of 36,633 of its common shares, under the terms and conditions of the merger agreement between the Company and TruVision in July 1996.

     In 1996, the Company also acquired (i) Shoals Wireless, Inc., whose principal asset was an Operating System in Lawrenceburg, Tennessee, for approximately $1.2 million, (ii) an Operating System and hard-wire cable system in Huntsville, Alabama, for approximately $6 million, (iii) rights to 11 wireless cable channels in Macon, Georgia, for approximately $600,000, (iv) rights to 8 wireless cable channels in Bowling Green, Kentucky, for $300,000, (v) rights to 16 wireless cable channels in Jacksonville, North Carolina, for approximately $820,000 ($800,000 is being withheld pending grant of licenses) and 12 wireless cable channels in Chattanooga, Tennessee, for $517,000, and (vi) rights to 11 MDS channels and filings for 20 ITFS licenses and related transmission tower leases and approvals in Auburn/Opelika, Alabama, for $600,000.

     The foregoing transactions have been accounted for as business combinations using the purchase method of accounting. The various purchase prices have been allocated to the net assets acquired based on management's estimates of fair values of assets and liabilities acquired. Approximately $94,529,000 of the purchase price has been allocated to license and leased license investment and is being amortized over 20 years.

     The December 31, 1996 consolidated financial statements of the Company include the results of operations of the business interests acquired in the various transactions discussed above from the dates of the respective transactions. Summarized below is the unaudited pro forma information for the years ended December 31, 1995 and 1996 as if the transactions discussed herein and in note 3 had been consummated as of January 1, 1995.

                                                      1995           1996
                                                      ----           ----
     Revenues                                     $ 6,387,670    $  15,270,994
     Net loss applicable to common stock          $(8,649,605)   $ (53,156,071)
     Basic and diluted net loss per common
       share                                      $     (0.52)   $       (3.14)


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

(5)  MARKETABLE INVESTMENT SECURITIES - RESTRICTED

     Marketable investment securities - restricted at December 31, 1996 and 1997 consists of U.S. Treasury securities placed in escrow pursuant to the bond indenture relating to the 1995 Senior Notes. The investments have been deposited into an escrow account and, pending disbursement, the collateral agent has a first priority lien on the escrow account for the benefit of the holders of the notes. Such funds may be disbursed from the escrow account only to pay interest on the notes and, upon certain repurchases or redemptions of the notes, to pay principal of and premium, if any, thereon. The maturities of the securities purchased have been matched to the interest payment dates of the notes.


A summary of the Company's restricted held-to-maturity marketable securities at December 31, 1996 and 1997 follows:


     DECEMBER 31, 1996          Amortized Cost       Unrealized Loss       Unrealized Gain        Fair Value
     -----------------          --------------       ---------------       ---------------      --------------
     U. S. Treasury Notes       $   15,214,837       $      (38,659)       $       ---          $   15,176,178
     U. S. Treasury Notes
        interest coupon strips      21,332,090              (23,675)              14,596            21,323,011
     Other                             487,818                  ---               15,135               502,953
                                --------------       ---------------       ---------------      --------------
                                $   37,034,745       $      (62,334)       $      29,731        $   37,002,142
                                ==============       ===============       ===============      ==============

     DECEMBER 31, 1997
     -----------------
     U. S. Treasury Notes       $   10,047,454       $          ---        $      53,560        $   10,101,014
     U. S. Treasury Notes
        interest coupon strips       8,683,337                  ---                8,051             8,691,388
     Other                             527,998                  ---                  ---               527,998
                                --------------       ---------------       ---------------      --------------
                                $   19,258,789       $          ---        $      61,611        $   19,320,400
                                ==============       ===============       ===============      ==============


        Scheduled maturities for the marketable securities held at December 31, 1997 are as follows:

                                              AMORTIZED            FAIR
                                                COST               VALUE
                                                ----               -----
        Maturing in less than 1 year       $   19,258,789      $   19,320,400


(6)  PROPERTY AND EQUIPMENT

        Major categories of property and equipment at December 31, 1996 and 1997 are as follows:

                                                     ESTIMATED
                                                       LIFE             1996               1997
                                                     ---------          ----               ----
           Equipment awaiting installation                 -        $  9,109,287       $  7,168,094
           Subscriber equipment and installation           4          43,049,807         81,128,043
           costs
           Transmission equipment and system              10          29,463,789         36,233,338
           construction costs
           Office furniture and equipment                  7           7,161,468          9,891,684
           Buildings and leasehold improvements         31.5           2,031,754          3,260,432
                                                                      ----------        -----------
                                                                      90,816,105        137,681,591
           Less accumulated depreciation                              (8,179,393)       (27,582,575)
                                                                      ----------        -----------
                                                                    $ 82,636,712       $110,099,016
                                                                      ==========        ===========

     Depreciation expense for the years ended December 31, 1995, 1996 and 1997 was $1,208,897, $9,350,133, and $30,668,311, respectively.

(7)  OTHER ASSETS

     Other assets at December 31, 1996 and 1997 consist of the following:

                                                                  1996                1997
                                                             ---------------      --------------
           Debt issuance costs, net of accumulated
               amortization of $1,068,230 and $2,273,891     $   11,129,764       $   9,924,103
               in 1996 and 1997, respectively
           Deposits and other                                       491,914             860,191
           Investments in unconsolidated subsidiaries:
                    Wireless One North Carolina, LLC              1,310,912           4,093,256
                    Telecorp Holding Corp., Inc.                  1,500,000           1,500,000
                    Wireless Ventures, LLC                              ---           1,000,000
                                                             --------------       -------------
                                                             $   14,432,590       $  17,377,550
                                                             ==============       =============

     Investments in unconsolidated subsidiaries relate to the Company's 50% investment in Wireless One North Carolina, LLC ("WONC") accounted for on the equity method, its 16.5% investment in Telecorp Holding Corp., Inc. ("Telecorp") accounted for on the cost method and its 50% investment in Wireless Ventures, LLC ("Ventures") accounted for on the equity method. WONC is in the business of acquiring, developing and operating wireless cable television systems in North Carolina. Telecorp is in the business of acquiring personal communication service ("PCS") licenses for the purpose of developing and operating a PCS network. In January 1998, the Company completed the sale of its interest in Telecorp for $2.5 million for a gain of approximately $1.0 million. Ventures owns certain BTA rights in several markets in Georgia. None of these entities has commenced operations as of December 31, 1997.

     By the terms of the Ventures purchase agreement, upon securing FCC approval, the Company will assume the debt of Ventures and purchase the remaining 50% interest for 50,000 shares of the Company's common stock. The transaction is scheduled to close by May 1998.

(8)  LONG-TERM DEBT

Long-term debt consists of the following:
                                                                   1996                   1997
                                                                   ----                   ----
   13% Senior Notes due 2003; face value of
      $150,000,000, net of unamortized discount
      (1995 Senior Notes)                                     $ 148,384,135          $ 148,619,511
   13.5% Senior Discount Notes due 2006; face
      value of $239,252,000 net of unamortized discount         126,400,136            144,748,632
      (1996 Senior Discount Notes)
   9.5% installment notes, principal and interest due in
      installments through August 31, 2006                       22,257,207             23,321,127
   Subordinated non-interest bearing notes (face value
      outstanding at December 31, 1996 of $3,050,000)
      discounted to an 8% effective rate                          2,880,672                      -
   Other                                                          3,156,454              1,711,170
                                                               ------------           ------------
                                                                303,078,604            318,400,440
      Less current maturities                                    (3,169,383)              (871,408)
                                                               ------------           ------------
         Long-term debt, excluding current maturities      $    299,909,221        $   317,529,032
                                                               ============           ============

     Scheduled maturities of long-term debt for the next five years and thereafter, are as follows:

                       1998                                          871,408
                       1999                                        2,663,078
                       2000                                        2,394,819
                       2001                                        2,630,560
                       2002                                        2,889,508
                    Thereafter                                   306,951,067


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

     The 1996 Senior Discount Notes will accrete in value until August 1, 2001 at a rate of 13.5% per annum to an aggregate principal amount of $239,252,000. Thereafter, cash interest on the notes will accrue at a rate of 13.5% per annum on the face value of the notes payable semi-annually on February 1 and August 1 of each year commencing February 1, 2002. The Company is accreting the 1996 Senior Discount Notes using the effective yield method. Interest expense accreted to the balance of the notes during the years ended December 31, 1996 and 1997 was $6,453,922 and $18,348,496, respectively. The 1996 Senior Discount Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2001 at variable redemption prices in excess of par. On or prior to August 1, 1999, the Company may redeem up to 30% of the aggregate principal amount of the 1996 Senior Discount Notes with the proceeds from a sale to a strategic investor, as defined. In addition, upon the occurrence of a change of control, as defined, each holder of the 1996 Senior Discount Notes may require the Company to repurchase all or a portion of such holder's 1996 Senior Discount Notes at 101% of the accreted value thereof, plus accrued and unpaid interest.

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

     The 9.5% installment notes were incurred in connection with an auction of Basic Trading Area ("BTA") rights in which the Company was the successful bidder. The notes require quarterly payments of interest only through August 31, 1998. Thereafter, the notes require equal quarterly payments of principal and interest of $1,093,766 through August 31, 2006.

(9)  INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

           Deferred tax assets:                               1996                       1997
                                                              ----                       ----
              Net operating loss carryforwards          $    24,537,357           $     56,344,197
              Allowance for bad debts                           176,771                    189,860
              Accrued liabilities deductible when paid          216,368                    219,430
              Other                                              24,796                      7,230
                                                             ----------                 ----------
                                                             24,955,292                 56,760,717
           Less valuation allowance                          (5,766,361)               (46,564,711)
                                                             ----------                 ----------
           Deferred tax asset                                19,188,931                 10,196,006
                                                             ----------                 ----------
           Deferred tax liabilities:
              Fixed assets, principally due to
                differences in depreciation and
                underlying basis                                473,997                    716,260
              License investment, due to differences in
                amortizable lives and underlying basis       25,214,934                 14,679,746
                                                             ----------                 ----------
           Deferred tax liabilities                          25,688,931                 15,396,006
                                                             ----------                 ----------
           Net deferred tax liability                   $     6,500,000           $      5,200,000
                                                             ==========                 ==========


     The net changes in total valuation allowance for the years ended December 31, 1996 and 1997 were increases of $3,630,332 and $40,798,350, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company has recognized deferred tax assets to the extent such assets can be realized through future reversals of existing taxable temporary differences.

     The Company did not recognize any income tax benefit in 1995 due to management's conclusion that a 100% valuation allowance for the net deferred tax asset was warranted. The consummation of the TruVision transaction resulted in deferred tax liabilities that will be recognized during periods in which the net operating losses may be utilized. The Company has therefore recorded a deferred tax benefit in the years ended December 31, 1996 and 1997 to the extent such assets can be realized through future reversals of deferred tax liabilities.

     The reconciliation of income tax benefit computed at the U.S. Federal statutory tax rate to the Company's effective income tax rate is as follows for each of the years ended December 31:

                                                1995            1996            1997
                                               -------        -------         -------
Tax at U.S. Federal statutory rate             (34.0%)        (34.0%)         (34.0%)
State and local income taxes, net of U.S.
    Federal benefit                               -            (0.9)             -
Effect of net operating loss carryforwards
    not utilized                                28.3            23.5           32.6

Other                                            5.7              .8             -
                                               -------        -------         -------
                                                   -%          (10.6%)         (1.4%)
                                               =======        =======         =======

     The Company had net operating loss carryforwards for Federal and state income tax purposes of $144,472,302 as of December 31, 1997. The carryforwards expire in years 2008-2012.

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

     Participants in office on July 26, 1996 received options to acquire 4,000 shares under the Directors' Plan and on January 1 of each year, eligible participants will receive options to acquire 2,000 shares under the Directors' Plan.

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


Information regarding these option plans for 1995, 1996 and 1997 is as follows:

                                                1995              1996             1997
                                                                                                  WEIGHTED
                                                                                                  AVERAGE
                                                                                                  EXERCISE
                                               Shares            Shares           Shares          PRICE
                                           -------------      ------------    -------------      ---------
  Options outstanding beginning of year          248,917           804,187        1,028,413          $7.93
  Options granted
      Exercise Price=Fair Market Value           555,270            59,000            1,000          $6.38
      Exercise Price>Fair Market Value                 -                 -           12,000          $6.63
      Exercise Price<Fair Market Value                 -           195,226          464,500          $2.59
  Options exercised                                    -             5,000                -          $   -
  Options cancelled                                    -            25,000          212,353          $8.89
                                           -------------      ------------    -------------       --------
  Options outstanding, end of year               804,187         1,028,413        1,293,560          $5.84
                                           =============      ============    =============       =========
  Option price range at end of year        $4.16 - 13.83      $4.16 -16.25    $2.59 - 15.50

  Option price range for exercised shares  $      -           $       6.21               -
  Options available for grant at end of
    year                                         495,813           371,587          106,440

  Weighted-average fair value of options,
      granted during the year                                 $      13.10    $        2.57


The following table summarizes information about options outstanding at December 31, 1997.

                        Options Outstanding                              Options Exercisable
                        -------------------                              -------------------
                                     Weighted
                                     Average
                     Number          Remaining        Weighted-       Number        Weighted
    Range of       Outstanding      Contractual        Average      Exercisable     Average
  Exercise Price   at 12/31/97         Life        Exercise Price   at 12/31/97     Exercise Price
 ---------------   -----------      -----------    --------------   -----------     --------------
 $2.59                464,500          9.90        $    2.5900           ---               ---

 $ 4.16 - $ 6.38      388,404          6.96        $    5.6629         342,146      $     5.711

 $ 6.63 - $ 7.59      246,540          8.16        $    7.1399         216,940      $     7.1425

 $10.24 - $13.83      176,116          7.33        $   12.0143           6,000      $    11.8624

 $15.25 - $15.50       18,000          6.74        $   15.4167           4,200      $    15.4294
                   -----------      -----------    --------------   -----------     --------------
                    1,293,560          8.49        $    5.8414         569,286      $     6.6138


  For the aforementioned plans, the Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized related to such options. Had compensation cost for the Company's two stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss applicable to common stock and basic and diluted loss per common share would have been increased to the pro forma amounts indicated below:

                                                             1995              1996            1997
                                                          ----------       ------------    ------------
 Net Loss Applicable to Common stock - as reported        $8,478,863       $ 39,670,395    $ 89,139,841
 Net Loss Applicable to Common stock - pro forma          10,141,210         44,022,171      90,256,557
 Net Loss Per Common Share - as reported
      (basic and diluted)                                       2.02               2.65            5.26
 Net Loss Per Common Share - pro forma
      (basic and diluted)                                       2.42               2.94            5.33



  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996: expected volatility of 83%; expected dividend yield of 0%; risk-free interest rate of 6.76%; and expected lives of 10 years. Weighted-average assumptions used for grants in 1997 include: expected volatility of 86%; expected dividend yield of 0%; risk-free interest rate of 5.57%; and expected lives of 8.5 years.

(13) COMMITMENTS AND CONTINGENCIES

     The Company is a party to a renewable long-term agreement with the Mississippi EdNet Institute, Inc. ("EdNet"), a non-profit, quasi-governmental body which manages the licenses designated to various state educational entities. The agreement gives the Company exclusive rights to utilize excess air time (that portion of a channel's airtime available for commercial broadcasting according to FCC regulations) on the 20 ITFS channels in Mississippi. The terms of the channel leases are 10 years, commencing in 1992. The contract provides for the monthly payment of $0.05 per subscriber per channel or, beginning one year after operating the first market, a minimum of $7,500 per month. Expense for 1996 and 1997 related to this agreement was $79,336 and $338,578, respectively. The agreement also required TruVision to make advances to EdNet during the first 24 months of operations in the amount of $6,000 per month. These advances were recovered as a credit against license fees owed to EdNet. The commercial use of these channels represents the majority of the Company's channels in Mississippi and the loss of, or inability to renew, the EdNet Agreement would have a material adverse effect on the Company's operation.

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



     Payments under the channel rights lease agreements generally begin upon the completion of construction of the transmission equipment and facilities and approval for operation pursuant to the rules and regulations of the FCC. However, for certain leases, the Company is obligated to begin payments upon grant of the channel rights. Channel rights lease expense was $380,346, $1,454,898 and $2,267,808 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company also has certain operating leases for office space, service vehicles, equipment and transmission tower space. Rent expense incurred in connection with other operating leases was $183,003, $1,805,083 and $3,533,441 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Future minimum lease payments due under channel rights leases and other noncancelable operating leases at December 31, 1997 are as follows:

                                        Channel             Other
         Year ending                    rights            operating
         December 31                    leases              leases
         -----------                 ------------       ------------
            1998                     $ 2,288,415        $ 1,795,031
            1999                       2,330,795          1,678,329
            2000                       2,357,561          1,503,988
            2001                       2,352,580          1,014,605
            2002                       2,358,580            633,590
            Thereafter                 2,360,595            217,511
                                     ------------       ------------
                                     $14,048,526        $ 6,843,054
                                     ============       ============

     The Company has entered into various service agreements to obtain programming for delivery to customers of the Company. Such agreements require a per subscriber fee to be paid by the Company on a monthly basis. These agreements range in life from two to ten years.

     The Company is involved in various other claims, tax assessments and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

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

(15) SUPPLEMENTAL CASH FLOW INFORMATION

     Cash interest payments made in 1995, 1996 and 1997 totaled $351,178, $19,404,454 and $21,436,570, respectively.

     The Company made no Federal or state income tax payments during the years ended December 31, 1995, 1996 and 1997.

     During 1995, the Company paid $288,104 in cash and issued 48,752 shares of its common stock in connection with the acquisition of channel rights in Tennessee. The cost of the channel rights and other intangible assets acquired was $800,000 based on the initial public offering price per share of $10.50.

     Underwriters fees incurred in conjunction with the public offerings of debt securities in 1995 and 1996 in the amounts of $5,250,000 and $4,374,986, respectively, are considered non-cash transactions.

     In  December  1996,  the  Company  entered  into a lease  transaction  for
     computer equipment accounted for as a capital  lease.   The value assigned
     to the equipment and the related capital lease obligation was $924,782.

     During 1996, the Company financed $22,257,207 of the bid price in the BTA auction with the FCC representing 80% of the Company's bid in those markets. In addition, in 1996 the Company incurred long-term obligations in the amount of $1,959,252 for licenses related to BTA's in which the Company was the successful bidder but had not been granted the licenses. During 1997, the Company received notice that additional BTA licenses had been granted with associated debt of $1,063,919.

(16) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1997. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                              DECEMBER 31, 1996                       DECEMBER 31, 1997
                                              -----------------                       -----------------
                                         Carrying           Estimated           Carrying          Estimated
                                          AMOUNT           FAIR VALUE            AMOUNT          FAIR VALUE
                                          ------           ----------            ------          ----------
     Marketable investment
        securities                    $  37,034,745       $  37,002,142       $  19,258,789      $ 19,320,400
     Long-term debt                     303,078,604         288,818,456         318,400,440        96,920,097


     The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies as follows:

              *  The carrying amounts  of cash and cash equivalents, subscriber
                 receivables,  accrued   interest   and  other  receivables,
                 accounts payable and accrued expenses approximate fair value because of the short term nature of these items.

              *  The  fair  values  of  the  Company's   marketable  investment
                 securities are based on quoted market prices.

              * The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available. Since the long-term debt of the Company is not heavily traded, market quotes used to calculate their value at December 31, 1997 were based on several discrete trades made on or around that date.

     Fair value estimates are subject to inherent limitations. Estimates of fair value are made at a specific point in time, based on relevant market information and information about the financial instrument. The estimated fair values of financial instruments presented above are not necessarily indicative of amounts the Company might realize in actual market transactions. Estimates of fair value are subjective in nature, involve uncertainties and matters of significant judgment that cannot be determined with precision and are not intended to represent amounts at which the instruments could be exchanged in a forced or liquidation sale. Changes in assumptions could significantly affect the estimates.

(17) NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements, and SFAS No. 131 requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic area and major customers. The Company is currently evaluating the effect of these statements on the presentation of and disclosures within its consolidated financial statements.


                                 SCHEDULE II


                             WIRELESS ONE, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


                                          Balance at        Charged to
                                         Beginning of       Costs and                         Balance at
Description                                 Period           Expenses        Deductions       End of Period
-------------                            ------------       ----------       ----------       -------------
1997
Deducted in balance sheet from
      subscriber receivables:
      Allowance for doubtful accounts        292,619         1,535,943        1,341,742           486,820
                                         ============       ==========       ===========      =============
Deducted in balance sheet from leased
      license investment:
      Amortization of leased license
      investment                           2,823,658         5,072,990             ---          7,896,648
                                         ============       ==========       ===========      =============
Deducted in balance sheet from other
      assets: Amortization of debt
      issuance costs                       1,068,230         1,205,661             ---          2,273,891
                                         ============       ==========       ===========      =============
1996
Deducted in balance sheet from
      subscriber receivables:
      Allowance for doubtful accounts         73,641           371,349          152,371           292,619
                                         ============       ==========       ===========      =============
Deducted in balance sheet from leased
      license investment:
      Amortization of leased
      license investment                     548,283         2,275,375             ---          2,823,658
                                         ============       ==========       ===========      =============
Deducted in balance sheet from other
      assets: Amortization of
      debt issuance costs                    163,926           904,304             ---          1,068,230
                                         ============       ==========       ===========      =============
1995
Deducted in balance sheet from
      subscriber receivables:
      Allowance for doubtful accounts         4,000            196,281          126,640            73,641
                                         ============       ==========       ===========      =============
Deducted in balance sheet from leased
      license investment:
      Amortization of leased
      license investment                    230,902            317,381             ---            548,283
Deducted in balance sheet from other
      assets: Amortization of
      debt issuance costs                       ---            163,926             ---            163,926
                                         ============       ==========       ===========      =============





                                  SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

                                   WIRELESS ONE, INC.



                                   By:         /s/ Henry M. Burkhalter
                                       ----------------------------------------
                                                   Henry M. Burkhalter
                                       President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 1998.


                   /S/ HANS J. STERNBERG   Chairman of the Board
             ---------------------------
                       Hans J. Sternberg

                       /S/SEAN E. REILLY   Vice Chairman
             ---------------------------
                          Sean E. Reilly

                 /S/ HENRY M. BURKHALTER   President and Chief Executive Officer
             ---------------------------
                     Henry M. Burkhalter

              /S/ HENRY G. SCHOPFER, III   Executive Vice President, Chief Financial
             ---------------------------   Officer and Secretary (Principal Financial
                  Henry G. Schopfer, III   Officer)

           /S/LAURENCE O. WOOLHISER, JR.   Vice President, Controller
             ---------------------------
              Laurence O. Woolhiser, Jr.   (Principal Accounting Officer)

                   /S/ ARNOLD L. CHAVKIN   Director
             ---------------------------
                       Arnold L. Chavkin

                                           Director
             ---------------------------
                         William K. Luby

                  /S/ CARROLL D. MCHENRY   Director
             ---------------------------
                      Carroll D. McHenry

                     /S/DANIEL L. SHIMER   Director
             ---------------------------
                        Daniel L. Shimer

                                           Director
             ---------------------------
                 William J. Van Devender

                     /S/L. ALLEN WHEELER   Director
             ---------------------------
                        L. Allen Wheeler







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

10.2        1996 Director's Stock Option Plan of the Registrant(4)

10.3        Warrant Agreement between the Registrant and Gerard, Klauer & Mattison
            L.L.C. (including form of warrant certificate) dated October 18, 1995(3)

10.4        Amended and Restated Registration Rights Agreement among the Registrant,
            Heartland and certain stockholders dated July 29, 1996(4)

10.5        Amended and Restated Stockholders Agreement among the Registrant, and certain stockholders dated July 29, 1996 ("Stockholders Agreement"),(4)

10.6        Standard forms of MDS License Agreement of the Registrant(2)

10.7        Standard forms of ITFS License Agreement of the Registrant(2)

10.8 Form of Employment Agreement between the Registrant and certain executive officers(1)

10.9        Acquisition and Market Escrow Agreement among the parties to Exhibit 2.1 dated July 29, 1996(1)

10.10       DirecTV--Wireless One Cooperative Marketing Agreement between DIRECTV,
            Inc. and Wireless One, Inc. dated August1997 *

10.11       Transport Rights Agreement between DIRECTV, Inc. and Wireless One, Inc.
            dated August 1997 *

10.12       Subscriber Service Payment Agreement between DIRECTV, Inc. and Wireless
            One, Inc. dated August 1997 *

10.13       DSS Receiver Support Agreement between DIRECTV, Inc. and Wireless One,
            Inc. dated August 1997 *

11.1        Statement re: Computation of Ratio of Per Share Earnings

21.1        Subsidiaries of the Registrant

23.1        Consent of KPMG Peat Marwick LLP

27          Finanical Data Schedule

_______________________________

  (1) Incorporated herein by reference from the Registrant's Registration Statement Form S-1 (Registration Number 333-05109 ) as declared effective by the Commission on August 7, 1996.
  (2) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 33-94942) as declared effective by the Commission on October 18, 1995.
  (3) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.
  (4) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 333-12449) as declared effective by the Commission on October 18, 1996.
  (5) Incorporated herein by reference from the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-3 (Registration Number 333-12449) as declared effective by the Commission on October 21, 1996.
   * Certain information contained in this exhibit has been omitted and confidentially filed with the Commission.