Form 10-Q
period 1998-03-31
WIRELESS ONE INC
filed 1998-05-15
CIK 918358

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTER ENDED MARCH 31, 1998

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

YES       X            NO ________


Number of shares of Common Stock outstanding as of April 30, 1998:

                              16,910,064

                               INDEX


PART I.    FINANCIAL INFORMATION

        Item 1. Financial Statements                             Page No.

                Condensed Consolidated Balance Sheets as of
                March 31, 1998 and December 31, 1997
                (unaudited)                                             2

                Condensed Consolidated Statements of Operations
                for the three months ended March 31, 1998 and
                1997  (unaudited)                                      3


                Condensed Consolidated Statements of Cash
                Flows for the three months ended March 31, 1998
                and 1997 (unaudited)                                    4

                Notes to Condensed Consolidated Financial
                Statements                                              5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     8

PART II.   OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                        15

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                  WIRELESS ONE, INC. and SUBSIDIARIES
                 Condensed Consolidated Balance Sheets
                              (unaudited)

                                                 March 31,   December 31,
                   Assets                           1998       1997

Current assets:
   Cash and cash equivalents                 $ 12,774,834  $ 15,528,215
   Marketable investment securities-           19,407,104    19,258,789
restricted
   Subscriber receivables, net                  1,771,197     2,071,689
   Accrued interest and other receivables       1,102,987       729,237
   Prepaid expenses                               967,256     1,136,303
                                             ------------  ------------
                Total current assets           36,023,378    38,724,233

Property and equipment, net                   104,148,885   110,099,016
License and leased license investment, net    150,270,175   151,386,399
Other assets                                   15,588,985    17,377,550
                                             ------------  ------------
                Total assets                $ 306,031,423 $ 317,587,198
                                             ============  ============

    Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                          $  2,052,505  $ 2,913,209
   Accrued expenses                             5,261,929    5,117,451
   Accrued interest                             9,714,251    4,942,119
   Current maturities of long-term debt         1,370,263      871,408
                                             ------------  -----------
                Total current liabilities      18,398,948   13,844,187

Deferred income taxes                           3,900,000    5,200,000
Long-term debt                                322,025,890  317,529,032
                                             ------------  -----------
                                              344,324,838  336,573,219

Stockholders' equity:
   Preferred stock, $.01 par value,
     10,000,000 shares authorized,
     no shares issued or outstanding              -            -
   Common stock, $.01 par value, 50,000,000
     shares authorized, 16,910,064 shares
     issued and outstanding                       169,101      169,101
   Additional paid-in capital                 119,772,011  119,772,011
   Accumulated deficit                       (158,234,527)(138,927,133)
                                             ------------  -----------
               Total stockholders' equity     (38,293,415) (18,986,021)
                                             ------------  -----------
                                            $ 306,031,423  317,587,198
                                             ============  ===========




See accompanying notes to condensed consolidated financial statements.

                  WIRELESS ONE, INC. and SUBSIDIARIES
            Condensed Consolidated Statements of Operations
                              (unaudited)



                                                  Three Months Ended
                                                       March 31,


                                                 1998          1997

Revenues                             $   10,616,286        $   7,069,457

Operating expenses:
   System operations                      6,423,708            5,029,251
   Selling, general and administrative    5,769,745            5,979,399
   Depreciation and amortization          9,629,691            6,257,440
                                       ------------        -------------
                                         21,823,144           17,266,090
                                       ------------        -------------

Operating loss                          (11,206,858)         (10,196,633)
                                       ------------        -------------

Other income (expense):

   Interest expense                     (10,782,160)         (10,298,287)
   Interest income                          524,374            1,742,770
   Equity in losses of affiliate           (142,750)            (152,135)
   Gain on sale of investment             1,000,000                -
                                       ------------        -------------
      Total other expense                (9,400,536)          (8,707,652)
                                       ------------        -------------

  Loss before income taxes              (20,607,394)         (18,904,285)

Income tax benefit                        1,300,000                -
                                       ------------        -------------
Net loss                                (19,307,394)         (18,904,285)
                                       ============        =============
Basic and diluted loss
 per common share                    $        (1.14)       $       (1.12)
                                       ============        =============
Basic and diluted weighted average
 common shares outstanding               16,910,064           16,946,697
                                       ============        =============


See accompanying notes to condensed consolidated financial statements.

                  WIRELESS ONE, INC. and SUBSIDIARIES
            Condensed Consolidated Statements of Cash Flows
                              (unaudited)

                                              Three Months Ended
                                                   March 31
                                             1998        1997

Cash flows used in  operating
activities:
   Net loss                            $(19,307,394)   $ (18,904,285)
   Adjustments to reconcile net loss
    to net cash used in operating
    activities:
           Bad debt expense                 463,738          314,614
           Depreciation and
            amortization                  9,629,691        6,257,440
           Amortization of debt
            discount                      5,345,502        4,810,909
           Deferred tax benefit          (1,300,000)            -
           Accretion of interest
            income                         (148,315)        (209,604)
           Equity in losses of
            affiliate                       142,750          152,135
           Gain on sale of assets        (1,000,000)          (3,332)
            Changes in assets and
             liabilities:
                  Receivables              (536,996)      (1,080,944)
                  Prepaid expenses          169,047          147,304
                  Deposits                   (4,240)         (99,698)
                  Accounts payable and
                   accrued expenses       4,055,907        7,198,312
                                         ----------      -----------
                 Net cash used in
                  operating activities   (2,490,310)      (1,417,149)
                                         ----------      -----------

Cash flows used in investing
activities:

   Purchase of investments and other
    assets                                 (125,000)     (1,640,000)
   Capital expenditures                  (2,376,855)    (21,676,135)
   Acquisition of license investment       (186,489)       (673,072)
   Proceeds from sale of assets           2,500,000          59,424
                                         ----------     -----------
                 Net cash used in
                  investing activities     (188,344)    (23,929,783)
                                         ----------     -----------

Cash flows from financing activities:
   Principal payments on short-term
    debt                                    (74,727)        (75,487)
                                         ----------     -----------
                 Net  decrease in cash   (2,753,381)    (25,422,419)


Cash and cash equivalents at beginning
of period                                15,528,215     104,448,583
                                         ----------     -----------

Cash and cash equivalents at end of
period                                 $ 12,774,834    $ 79,026,164
                                         ==========     ===========

See accompanying notes to condensed consolidated financial statements.

                        WIRELESS ONE, INC.
      Notes to the Condensed Consolidated Financial Statements
                           March 31, 1998

 (1)     Description   of  Business  and  Summary   of   Significant
     Accounting Policies


    (a)  Description of Organization

          Wireless One, Inc. is engaged in the business of developing, owning, and operating wireless cable television systems and a high-speed, two-way Internet access product, primarily in select southern and southeastern United States markets. At March 31, 1998, the Company had 34 wireless cable television systems in operation ("Operating System") and 46 other markets either under construction or in development ("Future Development Markets"), 13 of which are held by a 50% owned joint venture.

    (b)  Consolidation Policy

          The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

    (c)  Interim Financial Information

           The condensed consolidated financial statements are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998.

    (d)     Earnings Per Share

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

    (e)     Reclassification

        Certain expenses for the three months ended March 31, 1997 have been reclassified to conform to current period's presentation. These reclassifications had no effect on previously reported net loss.

                         WIRELESS ONE, INC.
      Notes to the Condensed Consolidated Financial Statements
                           March 31, 1998


    (f)     Liquidity

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

          The Company forecasts that it will need to raise appro-ximately $10 - 13 million in additional funding to meet the capital expenditures and operating needs included in its business plans for 1998. The Company is actively seeking to raise these additional funds and is exploring various alternatives to address its short and long-term capital needs. These alternatives may include raising additional funds through various financing arrangements, restructuring its existing indebtedness, modifying its business plan, or a combination of the foregoing. While management believes it will obtain additional funds, there can be no assurance that additional capital will be available to the Company on terms that comply with the Company's credit agreements and indebtedness or on terms that management finds acceptable. If additional funds are not available, the Company may not be able to continue to launch new systems or to further develop its internet product, and its DirecTV MDU and SFU products may be curtailed. In addition to its estimated 1998 cash requirements, the Company must raise additional capital or generate sufficient operating cash flow to satisfy its debt service obligations on its 1995 Senior Notes, which require semi-annual interest payments of $9,750,000 beginning in April 1999.

    (g)     Use of Estimates

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

     (h)    New Accounting Pronouncements

          The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income". Effective January 1, 1998, this statement establishes standards for reporting and disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Because the Company has no elements of comprehensive income, other than net income, no further disclosure is included within these consolidated financial statements.

 (2)   Income Taxes

          The Company recorded a net deferred tax liability in conjunction with its acquisition of TruVision. The liability principally relates to differences in the basis of the underlying assets and liabilities in excess of net operating loss carryforwards. The Company recognized $1,300,000 of deferred income tax benefit for the three months ended March 31, 1998, representing the tax effect of the portion of net operating loss carryforwards generated in the current period which the Company utilized to reduce the deferred tax liability.


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

 RESULTS OF OPERATIONS FOR THE FIRST QUARTER ENDED MARCH 31, 1998, COMPARED TO THE FIRST QUARTER ENDED MARCH 31, 1997.

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

      Beginning in the third quarter of 1997, the Company focused its marketing efforts on developing its new long-term cooperative marketing agreement with DirecTV (the "DirecTV Agreement") which offers subscription video services to multiple dwelling units (MDU's). In April 1998, the Company announced an agreement to expand the DirecTV Agreement to include marketing of DirecTV program offerings to Single Family Units (SFU) located in the Company's markets. The Company intends to initially offer this DirecTV SFU product to those residents in Operating Systems who are not currently passed by a hard-wire cable competitor or, due to topographical restrictions or blockage by trees, unable to receive the Company's wireless video product. Because of the lower capital and operating costs per subscriber and the enhanced programming available through its DirecTV MDU and SFU products, the Company believes that this focus will provide the Company with the best use of its wireless spectrum, existing infrastructure, and the opportunities provided by the marketplace. Because of the increased opportunity provided by its DirecTV MDU and SFU products, the Company has determined to de-emphasize the growth of its traditional wireless video SFU business and currently does not plan to launch new systems focused on SFUs. Accordingly, the Company has implemented changes to its business operations to reduce personnel and other operating expenses to the levels needed to implement these refocused business objectives, including the elimination of over 45% of the Company's 900 employees.

         While managing its core wireless video subscription business, the Company has devoted resources to the development of new products to generate additional revenue streams, while providing economies of scale for its existing wireless spectrum and system infrastructure. The Company has developed and commenced the commercial launch of a two-way wireless internet access product. The Company believes that significant opportunities exist for this product with small and mid-size commercial customers, who typically do not have access to high-speed internet access services from local exchange carriers or other dedicated service providers. The Company began the commercial launch of this product during the second quarter of 1998.

      The Company does not anticipate being able to generate net income for at least the foreseeable future and there can be no assurance that other factors, such as, but not limited to, economic conditions, its inability to raise additional financing or disruptions in its operations, will not result in further delays in operating on a profitable basis. Net losses are expected to continue as the Company focuses its resources on the marketing of its DirecTV MDU and SFU products, development of its internet access product and as additional systems are commenced or acquired. The Company's business plan for the remainder of 1998 reflects a net cash requirement of approximately $23 - 26 million to finance the launch and buildout of additional video and internet systems, fund operating losses, and meet certain debt obligations in 1998. As of March 31, 1998, the Company had $12.8 million in unrestricted cash on hand and will require an estimated $10 - 13 million in additional capital funding to meet its 1998 cash requirements. Although the Company is actively seeking sources of these additional capital funds, there can be no assurance that such efforts will be successful. If additional funds are not available, the Company may not be able to continue to launch new systems or to further develop its internet product, and its DirecTV MDU and SFU products may be curtailed. In addition to its 1998 cash requirements, the Company must raise additional capital or generate sufficient operating cash flow to satisfy its future debt service obligations on its 1995 Senior Notes (as defined in "Liquidity and Capital Resources") which require semi-annual interest payments of $9.8 million beginning in April 1999.

 Results of Operations

       Revenues - The Company's revenues consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the three months ended March 31, 1998 were $10.6 million as compared to $7.1 million for the same period of 1997, an increase of $3.5 million or 50%. This increase in revenues for the three months ended March 31, 1998 over the comparable prior-year period was primarily due to the average number of subscribers increasing from 79,447 for the three months ended March 31, 1997 to 110,883 subscribers for the comparable 1998 period. At March 31, 1998, the Company had 106,945 subscribers versus 88,409 at March 31, 1997. The increase in average number of subscribers is attributable to strong growth in Operating Systems that were in operation in the 1997 period. In addition, revenues increased in 1998 due to increased basic and premium service pricing during the 1998 Quarter.

       Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides, certain repairs and maintenance expenditures, vehicle expenses and other direct operating and labor expenses. Programming costs, cost of program guides, channel lease payments and certain labor (with the exception of minimum payments) are variable expenses that increase as the number of subscribers increases. Systems operations expenses for the three months ended March 31, 1998 were $6.4 million as compared to $5.0 million for the same period of 1997, an increase of $1.4 million or 28%. This increase is attributable primarily to the increase in the average number of subscribers outlined above. As a percent of revenues, systems operations expenses were 61% of revenues for the three months ended March 31, 1998 compared to 71% for the same period of 1997.

       Selling, General and Administrative - SG&A expenses for the three months ended March 31, 1998 were $5.8 million compared to $6.0 million for the same period of 1997, a decrease of $.2 million. SG&A expenses decreased due primarily to lower advertising and marketing expenses offset partially by administrative costs associated with increased activities and a larger subscriber base. As a percent of revenues, SG&A expenses decreased to 54% of revenues for the three months ended March 31, 1998 from 85% for the same period of 1997.

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

       Depreciation and Amortization Expense - Depreciation and amortization expense for the quarter ended March 31, 1998 was $9.6 million versus $6.3 million for the same period of 1997, an increase of $3.3 million. The increase in depreciation expense during the period was due to additional capital expenditures related to the installation of subscriber and other equipment in Operating Systems to support the growth in the subscriber base. In addition, amortization of leased license costs increased due to the acquisition of additional channel rights in 1997.

       Interest Expense - Interest expense for the quarter ended March 31, 1998 was $10.8 million versus $10.3 million for the same period of 1997, an increase of $.5 million. This increase in interest expense was due to higher non-cash interest costs associated with the amortization of the discount associated with the 1996 Senior Discount Notes (as defined in "Liquidity and Capital Resources") in August 1996.

       Interest Income - Interest income for the quarter ended March 31, 1998 was $.5 million versus $1.7 million for the same period of 1997, a decrease of $1.2 million. This decrease in interest income was due to a decrease in the amount of funds available for investment that resulted from the net proceeds from the 1995 Senior Notes and 1996 Unit Offering (as defined in "Liquidity and Capital Resources") and the utilization of cash balances to further develop its Operating Systems.


 Liquidity and Capital Resources

              The wireless cable television and internet access product businesses are capital intensive. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers premises, (ii) the construction of transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems, (v) investments in vehicles and administrative offices, and (vi) the development, testing and launch of new products, such as the internet access product. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets, to construct or acquire its Operating Systems, to commence construction of Operating
 Systems in different markets and to finance initial operating losses.

      In order to finance the expansion of its Operating Systems and the launch of additional markets, in October 1995, the Company completed the initial public offering of 3,450,000 shares of its common stock (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrently, the Company issued 150,000 units (the "1995 Unit Offering") consisting of $150 million aggregate principal amount of senior notes due 2003 (the "1995 Senior Notes") and 450,000 warrants to purchase an equal number of shares of common stock at an exercise price of $11.55 per share. The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the units into an escrow account to cover the first three years interest payments on the 1995 Senior Notes as required by terms of the indenture governing the 1995 Senior Notes. At March 31, 1998, there was approximately $19.4 million remaining in the escrow account, $9.8 million of which was used to pay interest on the 1995 Senior Notes in April 1998 with the remainder to be used to pay interest on the 1995 Senior Notes due in October 1998. After the October payment on the 1995 Senior Notes is made, the Company will be required to fund future interest payments on the 1995 Senior Notes along with its other debt service obligations from other sources of funds.

      In August 1996, the Company issued 239,252 units (the "1996 Unit Offering") consisting of $239 million aggregate principal amount of senior discount notes (the "1996 Senior Discount Notes") and 239,252 warrants to purchase 544,059 shares of common stock at an exercise price of $16.64 per share. The Company received $118.6 million after expenses. The proceeds are being used to fund marketing of the Company's new DirecTV MDU and SFU products, development of the Company's internet product, the launch of new systems and expansion of the Company's existing markets.

               For the three months ended March 31, 1998, cash used in operating activities was $2.5 million consisting primarily of a net loss of $19.3 million, in addition to an increase in receivables and prepaid expenses of $.4 million and a $1.0 million gain on the sale of the Company's investment in Telecorp Holding Corporation, Inc. (Telecorp), partially offset by depreciation and amortization of $9.6 million, an increase in accounts payable and accrued expenses of $4.1 million, and net non-cash expenses of $4.5 million. For the three months ended March 31, 1998, cash used in investing activities was $.2 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $2.4 million and $.3 million, respectively. In addition, the Company received $2.5 million in net proceeds from the sale of its investment in Telecorp. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as the development of its new high-speed internet product, and certain license and organization costs related to those markets. For the three months ended March 31, 1998, cash flows used in financing activities were $.1 million consisting of repayments of short-term debt.

               For  the three months ended March 31, 1997, cash used
 in operating activities was $1.4 million consisting primarily of a net loss of $18.9 million, an increase in receivables and prepaids of $.9 million and an increase in deposits of $.1 million, partially offset by an increase in accounts payable and accrued expenses of $7.2 million, depreciation and amortization expense of $6.3 million, and net non-cash expenses of $5 million. For the three months ended March 31, 1997, cash used in investing activities was $23.9 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $21.7 million and $.7 million, respectively. In addition, the Company made investments and purchased other assets at a cost of approximately $1.6 million and received proceeds of $.1 million from the sale of capital assets. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as in Future Launch Markets and certain license and organization costs related to those markets. For the three months ended March 31, 1997, cash flows used in financing activities were $.1 million consisting of repayments of short-term debt.

       For the three months ended March 31, 1998, the Company made capital expenditures of $2.4 million versus $21.7 million for the same period in 1997, a decrease of $19.3 million. This reduction reflects the Company's business strategy to de-emphasize growth of its traditional wireless video SFU business, focus on developing its DirecTV MDU and SFU products and the development of new products to generate additional revenue streams. Based on its current business plans, the Company estimates that $18 - 23 million in capital expenditures will be required over the remaining nine months of 1998 to continue to fund growth in its Operating Systems, to develop and launch its internet product and to develop additional Operating Systems.

               Historically, the Company has generated operating and
 net losses and is expected to do so for at least the foreseeable future as it continues to market its new DirecTV MDU and SFU products, develop its internet product and develop additional Operating Systems. Such losses may increase as these products are implemented and operations in additional systems are commenced or acquired. There can be no assurance that the Company will be able to achieve or sustain positive net income or operating cash flow in the future. As the Company continues to develop systems, operating cash flow from more mature systems is expected to be partially or completely offset by negative operating cash flow from less developed systems and from development costs associated with establishing its new products and its Operating Systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. The Company's ability to meet its currently anticipated video and internet launch schedules and achieve its targeted penetration rates and subscriber levels is dependent on numerous factors, including the Company's ability to finance new launches and expansion of existing systems, its experience with its DirecTV MDU and SFU products (which remain new products for the Company), the acceptance and performance of its internet access product (a new product for the Company), the ability of the Company to achieve the necessary regulatory approvals for anticipated video/internet product launches in a timely manner, and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain positive operating cash flow levels at any time.

      Based on the factors and results discussed above, the Company believes that the $12.8 million in unrestricted cash at March 31, 1998 will not be sufficient to meet its forecasted capital and operating requirements for 1998. The Company will need to raise approximately $10 - 13 million in additional funding in order to finance the launch and build-out of additional video and internet systems included in the Company's business plans for 1998. The Company is actively seeking to raise these additional funds through financing arrangements at the Operating System level, additional borrowings, the sale of additional debt or equity securities, joint ventures or other arrangements, if such financing is available to the Company on satisfactory terms. There is no assurance that the Company will be able to raise additional capital within the limitations of the indentures governing the 1995 Senior Notes or the 1996 Senior Discount Notes or on terms the Company considers acceptable. If additional funds are not available, the Company may not be able to continue to launch new systems or to further develop its internet product and its DirecTV MDU and SFU products may be curtailed. In addition to its 1998 cash requirements, the Company must raise additional capital or generate sufficient positive operating cash flow to satisfy its future debt service obligations on its 1995 Senior Notes, which require semi-annual interest payments of $9.8 million beginning in April 1999.

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

      The Company has been notified by the Nasdaq that it does not meet all of the financial standards of the listing requirements of the Nasdaq National Market. The Company has requested that the listing of its common stock be transferred to the Nasdaq SmallCap Market. However, the Company does not meet all of the criteria for listing on the Nasdaq SmallCap Market. Therefore, there can be no assurance that the Nasdaq will allow the transfer. If the transfer is denied, the Company may seek to appeal the denial, endeavor to maintain its listing, or seek listing on an alternative exchange or market. There can be no assurance, however, that the Company's common stock will not be delisted or that the Company will be accepted for listing on any alternative exchange or market. If the listing of the Company's common stock were not transferred to the Nasdaq SmallCap Market and the Company's shares were to be delisted and were not listed on an alternative exchange or market, the Company's common shareholders may experience a substantial reduction in the liquidity of their shares.

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


 New Accounting Pronouncements

      The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic area and major customers. The Company is currently evaluating the effect of this statement on the presentation of and disclosures within its consolidated financial statements.

 Cautionary Statements

               Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements contained herein contain "forward-looking statements." All statements other than statements of historical fact included in this report, including, without limitation, statements regarding future liquidity, cash needs and financing, and the Company's expectations regarding positive operating cash flow, net losses, subscriber and revenue levels, profitability and SG&A costs, the expected results of the Company's business strategy, the listing of the Company's common stock and other plans and objectives of management of the Company for future operations and activities are forward-looking statements.

               Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, business opportunities that may be presented to and pursued by the Company, changes in laws or regulations, the substantial indebtedness of the Company, uncertainty created by the Company's limited operating history, negative cash flow and lack of profitable operations, the Company's need for additional financing, the need to manage the change in business strategy, uncertainty of ability to obtain FCC authorizations, government regulations, competition, physical limitations of wireless cable transmission, and other factors, many of which are beyond the control of the Company. Further information regarding these and other factors that might cause future results to differ from those projected in the forward-looking statements are described in more detail under the heading "Factors That May Affect Future Results of the Company" in the Company's Form 10-K for the year ended December 31, 1997.

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



                                          WIRELESS ONE, INC.



 Date:      March 14,1998                 /s/ Henry M. Burkhalter
                                          Henry M. Burkhalter
                                          Chief Executive Officer




 Date:      March 14, 1998                /s/ Henry G. Schopfer, III
                                          Henry G. Schopfer, III
                                          Executive Vice President
                                          and Chief Financial Officer




                                          /s/ Laurence O. Woolhiser, Jr.
 Date:      March 14, 1998                Laurence O. Woolhiser, Jr.
                                          Vice President and
                                          Controller
                                          (Chief Accounting Officer)

                             EXHIBIT INDEX

Exhibit No.         Description of Exhibit

           3.1(i) Amended and Restated Certificate of Incorporation of the Registrant (1)

           3.1(ii) Bylaws of the Registrant (1)

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

           27.1    Financial Data Schedules(5)

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