Form 10-Q
period 1998-06-30
WIRELESS ONE INC
filed 1998-08-10
CIK 918358

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED JUNE 30, 1998

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

YES       X            NO ________


Number of shares of Common Stock outstanding as of August 6, 1998:


                                 16,910,064

                                   INDEX


PART I.FINANCIAL INFORMATION

Item 1.Financial Statements                                     Page No.

Condensed Consolidated Balance Sheets as of
June 30, 1998 and December 31, 1997
(unaudited)                                                               2

Condensed Consolidated Statements of Operations
for the three months ended June 30, 1998 and 1997,
and the six months ended June 30, 1998 and 1997
(unaudited)                                                             3

Condensed Consolidated Statements of Cash
Flows for the six months ended June 30, 1998
and 1997 (unaudited)                                                    4

Notes to Condensed Consolidated Financial
Statements                                                              5

Item 2.Management's Discussion and Analysis of Financial
Condition and Results of Operations                                     7

PART II.OTHER INFORMATION

Item 6.Exhibits and Reports on Form 8-K                                 14

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

                    WIRELESS ONE, INC. and SUBSIDIARIES
                   Condensed Consolidated Balance Sheets
                                (Unaudited)




                                                    June         December
                                                     30,              31,
                                                    1998             1997
Assets
Current assets:
   Cash and cash equivalents                 $   5,784,771     $  15,528,215
   Marketable investment securities-
      restricted                                10,143,166        19,258,789
   Subscriber receivables, net                   1,983,546         2,071,689
   Accrued interest and other
      receivables                                  821,859           729,237
   Prepaid expenses                              1,286,664         1,136,303
                                               -----------       -----------
                Total current assets            20,020,006        38,724,233

Property and equipment, net                     98,330,033       110,099,016
License and leased license
  investment, net                              149,127,793       151,386,399
Other assets                                    15,385,079        17,377,550
                                               -----------       -----------
                Total assets                 $ 282,862,911     $ 317,587,198
                                               ===========       ===========
Liabilities and Stockholders'
 Equity (Deficit)
Current liabilities:
   Accounts payable                          $   1,307,711     $   2,913,209
   Accrued expenses                              5,212,913         5,117,451
   Accrued interest                              4,800,121         4,942,119
   Current maturities of long-term
      debt                                       1,917,970           871,408
                                               -----------       -----------
                Total current liabilities       13,238,715        13,844,187

Deferred income taxes                            2,600,000         5,200,000
Long-term debt                                 326,645,651       317,529,032
                                               -----------       -----------
                                               329,245,651       336,573,219
Stockholders' equity (deficit):

   Preferred stock, $.01 par value,
      10,000,000 shares authorized,
      no shares issued or outstanding                    -                 -

   Common stock, $.01 par value,
      50,000,000 shares authorized,
      16,910,064 shares issued
      and outstanding                              169,101           169,101
   Additional paid-in capital                  119,772,011       119,772,011
   Accumulated deficit                        (179,562,567)     (138,927,133)
                                               -----------       -----------
               Total stockholders' equity
                 (deficit)                     (59,621,455)      (18,986,021)
                                               -----------       -----------
                                             $ 282,862,911     $ 317,587,198
                                               ===========       ===========







See accompanying notes to condensed consolidated financial statements.

                    WIRELESS ONE, INC. and SUBSIDIARIES
              Condensed Consolidated Statements of Operations
                                (unaudited)



                                                Three Months Ended                      Six Months Ended
                                                June 30,                                June 30,
                                                1998            1997                    1998            1997
Revenues                                        $   9,888,918    $   8,325,863          $  20,505,204  $  15,402,782
                                                  -----------      -----------            -----------    -----------
Operating expenses:
   Systems operations                               5,827,190        5,724,078             12,225,811     10,570,841
   Selling, general and administrative              5,543,137        6,832,133             11,337,969     12,997,996
   Depreciation and amortization                   10,320,427        7,923,792             19,950,117     14,181,233
                                                  -----------      -----------            -----------    -----------

                                                   21,690,754       20,480,003             43,513,897     37,750,070
                                                  -----------      -----------            -----------    -----------

Operating loss                                    (11,801,836)     (12,154,140)           (23,008,693)   (22,347,288)
                                                  -----------      -----------            -----------    -----------

Other income (expense):
   Interest expense                               (11,038,397)     (10,364,644)           (21,820,558)   (20,669,747)
   Interest income                                    358,715        1,348,161                883,089      3,090,931
   Equity in losses of affiliate                     (126,161)        (172,434)              (268,911)      (324,569)
    Gain on sale of investment                              -                -              1,000,000              -
    Other                                             (20,361)           2,403                (20,361)         5,735
                                                  -----------      -----------            -----------    -----------
        Total other expense                       (10,826,204)      (9,186,514)           (20,226,741)   (17,897,650)
                                                  -----------      -----------            -----------    -----------

   Loss before income taxes                       (22,628,040)     (21,340,654)           (43,235,434)   (40,244,938)

Income tax benefit                                  1,300,000          650,000              2,600,000        650,000
                                                  -----------      -----------            -----------    -----------

Net loss                                          (21,328,040)     (20,690,654)           (40,635,434)   (39,594,938)
                                                  ===========      ===========            ===========    ===========

Basic and diluted loss per common share         $       (1.26)   $       (1.22)         $       (2.40)  $      (2.34)
                                                  ===========      ===========            ===========    ===========

Basic and diluted weighted average common
shares outstanding                                 16,910,064       16,946,697             16,910,064     16,946,697
                                                  ===========      ===========            ===========    ===========









See accompanying notes to condensed consolidated financial statements.

                 WIRELESS ONE, INC. and SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows
                             (unaudited)

                                                             Six
                                                         Months Ended
                                                          June 30,
                                                   1998                 1997
Cash flows used in  operating
activities:
   Net loss                                    $ (40,635,434)    $ (39,594,938)
   Adjustments to reconcile net
     loss to net cash used in
     used in operating activities:
           Bad debt expense                          860,812           680,257
           Depreciation and amortization          19,950,117        14,181,233
           Amortization of debt discount          10,892,265         9,707,237
           Accretion of interest income             (295,377)         (317,766)
           Deferred income tax benefit            (2,600,000)         (650,000)
           Equity in losses of affiliate             268,911           324,569
           Gain on sale of assets                 (1,000,000)           (5,735)
           Changes in assets and liabilities:
                  Receivables                       (865,291)       (1,263,756)
                  Prepaid expenses                  (150,361)         (759,959)
                  Deposits                           (94,578)         (103,047)
                  Accounts payable and
                    accrued expenses              (1,652,034)       (2,324,400)
                                                 ------------      -----------
                 Net cash used in
                    operating activities         (15,320,970)      (20,126,305)
                                                 -----------       -----------

Cash flows used in investing activities:
   Purchase of investments and other assets         (260,000)       (1,777,500)
   Capital expenditures                           (5,572,908)      (34,866,847)
   Acquisition of license intangibles               (349,628)       (3,211,523)
   Proceeds from sale of assets                    2,500,000            68,649
   Proceeds from maturities of securities          9,411,000         9,139,000
                                                 -----------       -----------

                 Net cash (used in)
                    provided by investing
                    activities                     5,728,464       (30,648,221)
                                                 -----------       -----------

Cash flows from financing activities:
   Principal payments on long-term debt             (150,938)         (148,853)
                                                 -----------       -----------

                  Net  decrease in cash           (9,743,444)      (50,923,379)

Cash and cash equivalents at beginning
   of period                                      15,528,215       104,448,583
                                                 -----------       -----------

Cash and cash equivalents at end of period     $   5,784,771     $  53,525,204
                                                 ===========       ===========










See accompanying notes to condensed consolidated financial statements.

                         WIRELESS ONE, INC.
      Notes to the Condensed Consolidated Financial Statements
                            June 30, 1998

(1)  Description of Business  and  Summary of Significant  Accounting
     Policies


        (a)  Description of Organization

Wireless One, Inc. is engaged in the business of developing, owning, and operating wireless cable television systems and a high-speed, two-way Internet access product, primarily in select southern and southeastern United States markets. At June 30, 1998, the Company had 37 wireless cable television systems in operation ("Operating System") and 43 other markets either under construction or in development ("Future Development Markets"), 13 of which are held by a 50% owned joint venture.

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

        (e)   Reclassification

Certain expenses for prior periods have been reclassified  to conform
to  current  period's  presentation.   These reclassifications had no
effect on previously reported net loss.

                         WIRELESS ONE, INC.
      Notes to the Condensed Consolidated Financial Statements
                            June 30, 1998


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

The Company's revised business plan for the remainder of 1998 reflects a net cash requirement of approximately $15.7 million to finance the launch and buildout of additional video and Internet systems, fund operating losses and meet certain debt obligations in 1998. The Company will also require an estimated $11.6 million in additional capital funding to meet its estimated cash requirements for the first quarter of 1999. The Company is seeking to enter into definitive documentation with Merrill Lynch Global Allocation Fund, Inc. ("MLGAF") for a proposed note facility under which the Company would issue, and certain of its subsidiaries would guarantee on a secured basis, up to $25 million of secured notes to MLGAF (the "MLGAF Facility"). The issuance of notes under the MLGAF Facility will require amendments to the indentures governing the Company's outstanding debt securities, and the Company is currently seeking the consent of the holders of such securities to such amendments. There can be no assurance that such consent will be obtained or, if obtained, that the Company will be able to enter into the MLGAF Facility.

In addition, the notes issued under the MLGAF Facility would mature in April 1999, when the Company will also begin to be obligated to make semi-annual interest payments of $9,750,000 on its 1995 Senior Notes. Following an initial issuance of notes under the MLGAF Facility, the Company will thus continue to explore various alternatives to address its short- and long-term capital needs, which alternatives may include raising additional funds through other financing arrangements, restructuring its existing indebtedness, modifying its business plan or a combination of the foregoing; BT Alex. Brown, Incorporated has been retained with respect to these items. Many factors, some of which may be beyond the Company's control, may affect the Company's ability to resolve its long-term capital needs. These factors include the availability of sufficient financing on terms acceptable to the Company; the willingness of the holders of the Company's debt securities to agree to any restructuring of the Company's indebtedness that the Company may seek; prevailing and perceived economic conditions, both in general and with respect to the Company's industry; and other factors that could affect the Company's performance, such as competition or regulatory restrictions. There can be no assurance that the Company will be able to generate sufficient cash flow and obtain sufficient additional financing to repay the notes issued under the MLGAF Facility, cover required interest and principal payments when due on the 1995 Senior Notes and resolve its long-term capital needs.

If the Company is not able to obtain financing under the MLGAF Facility or otherwise address its short- and long-term capital needs, the Company would be required to revise its current business plan and, as a result, to reduce its operating expenses and capital expenditures; the Company may not be able to continue to launch new systems or to further develop its Internet product; and the Company's DirecTV MDU and SFU products may be curtailed.


        (g)   Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates impacting the preparation of the Company's consolidated financial statements include the allowance for doubtful accounts on subscriber receivables, the valuation allowances on deferred tax assets and estimated useful lives of property and equipment and intangible assets, and estimates of projected operating results for purposes of assessing potential impairment of long-lived assets. Actual results could differ from those estimates.

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

(2)   Income Taxes

The Company recorded a net deferred tax liability in conjunction with its acquisition of TruVision. The liability principally relates to differences in the basis of the underlying assets and liabilities in excess of net operating loss carryforwards. The Company recognized $2,600,000 of deferred income tax benefit for the six months ended June 30, 1998, representing the tax effect of the portion of net operating loss carryforwards generated in the current period which the Company utilized to reduce the deferred tax liability.

Item 2. Management's Discussion and Analysis of Financial Condition and Results ofOperations

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

RESULTS OF OPERATIONS FOR THE FIRST AND SECOND QUARTER ENDED JUNE 30, 1998, COMPARED TO THE FIRST AND SECOND QUARTER ENDED JUNE 30, 1997.


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

Beginning in the third quarter of 1997, the Company focused its marketing efforts on developing its new long-term cooperative marketing agreement with DirecTV (the "DirecTV Agreement") which offers subscription video services to multiple dwelling units (MDU's). In April 1998, the Company announced an agreement to expand the DirecTV Agreement to include marketing of DirecTV program offerings to Single Family Units (SFU) located in the Company's markets. The Company intends to initially offer this DirecTV SFU product to those residents in the Company's markets who are not currently passed by a hard-wire cable competitor or, due to topographical restrictions or blockage by trees, are unable to receive the Company's wireless video product. Because of the lower capital and operating costs per subscriber and the enhanced programming available through its DirecTV MDU and SFU products, the Company believes that this focus will provide the Company with the best use of its wireless spectrum, existing infrastructure, and the opportunities provided by the marketplace. Because of the increased opportunity provided by its DirecTV MDU and SFU products, the Company has determined to de-emphasize the growth of its traditional wireless video SFU business and currently does not plan to launch new systems focused on SFUs. Accordingly, the Company has implemented changes to its business operations to reduce personnel and other operating expenses to the levels needed to implement these refocused business objectives, including significant reductions in the number of Company employees.

  While managing its core wireless video subscription business, the Company has devoted resources to the development of new products to generate additional revenue streams, while providing economies of scale for its existing wireless spectrum and system infrastructure. The Company has developed and commenced the commercial launch of a two-way wireless internet access product. The Company believes that significant opportunities exist for this product with small and mid-size commercial customers, who typically do not have access to high-speed internet access services from local exchange carriers or other dedicated service providers. In April 1998 the Company completed its first commercial launch of this product in its Jackson, Mississippi market and in July 1998 completed its commercial launch in the Baton Rouge, Louisiana market.

The Company does not anticipate being able to generate net income for the foreseeable future and there can be no assurance that other factors, such as, but not limited to, economic conditions, its inability to raise additional financing or disruptions in its operations, will not result in further delays in operating on a profitable basis. Net losses are expected to continue as the Company focuses its resources on the marketing of its DirecTV MDU and SFU products, development of its internet access product and as additional systems are commenced or acquired. The Company's revised business plan for the remainder of 1998 reflects a net cash requirement of approximately $15.7 million to finance the launch and buildup of additional video and internet systems, fund operating losses, and meet certain debt obligations in 1998. As of June 30, 1998, the Company had $5.8 million in unrestricted cash on hand. See "Liquidity and Capital Resources."


Results of Operations

Revenues  -  The Company's revenues consist of monthly  fees  paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the three months ended June 30, 1998 were $9.9 million as compared to $8.3 million for the same period of 1997, an increase of 19%. Subscription revenues for the six months ended June 30, 1998 were $20.5 million versus $15.4 million for the comparable period of 1997, an increase of 33%. The increase in revenue for the second quarter ended June 30, 1998 over the comparable prior year period was due principally to the implementation of a price increase effective
January  1998.   At  June  30,   1998   SFU   subscribers   decreased
approximately 5% versus June 30, 1997, as a result of reduced marketing efforts as the Company's focus shifted to its MDU and internet products. The MDU subscriber count at June 30, 1998 increased approximately 120% from June 30, 1997. Management believes this change will provide increased revenues as well as lower operating and capital costs per subscriber.

Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides, certain repairs and maintenance expenditures, vehicle expenses and other direct operating and labor expenses. Programming costs, cost of program guides, channel lease payments and certain labor (with the exception of minimum payments) are variable expenses that increase as the number of subscribers increases. Systems operations expenses for the three months ended June 30, 1998 were $5.8 million as compared to $5.7 million for the same period of 1997, an increase of $.1 million. Systems Operations expense for the six months ended June 30, 1998 were $12.2 million as compared to $10.6 million for the same period in 1997, an increase of $1.6 million or 15%. However, as a percent of revenues, systems operations expenses were approximately 59% of revenues for both the three months and six months ended June 30, 1998 compared to 69% for the same periods of 1997. Systems operations expenses declined as a percent of revenue compared to the prior year due primarily to the headcount reduction in field operations. This reduction was caused by shifting the Company's business focus away from the more labor intense SFU business and resulted in lower personnel costs.

Selling, General and Administrative - SG&A expenses for the three months ended June 30, 1998 were $5.5 million compared to $6.8 million for the same period of 1997, a decrease of $1.3 million. SG&A expenses for the six months ended June 30, 1998 were $11.3 million as compared to $13.0 million for the same period of 1997, a decrease of $1.7 million. SG&A expenses decreased due primarily to lower advertising and marketing expenses. However, as a percent of revenues, SG&A expenses decreased to 56% and 55% of revenues for the three and six months ended June 30, 1998 from 82% and 84% for the same period of 1997, respectively. The reduction of SG&A expense as a percent of revenue reflects the Company's strategy to focus on
MDUs,   therefore   decreasing   expenditures  relative  to  the  SFU
subscriber base.

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

Depreciation and Amortization Expense - Depreciation and amortization expense for the quarter ended June 30, 1998 was $10.3 million versus $7.9 million for the same period of 1997, an increase of $2.4 million. Depreciation and amortization expense for the six months ended June 30, 1998 was $20 million as compared to $14.2 million for the same period of 1997, an increase of $5.8 million. The increase in depreciation expense during the period was due to additional capital expenditures related to (i) construction of repeater sites in compliance with the Mississippi Ednet contracts and
(ii) the installation of MDU subscriber equipment. The Ednet contracts provide the commercial use of 20 ITFS channels in each of the Mississippi markets.

Interest Expense - Interest expense for the quarter ended June 30, 1998 was $11.0 million versus $10.4 million for the same period of 1997, an increase of $.6 million. Interest expense for the six months ended June 30, 1998 was $21.8 million as compared to $20.7 million for the same period of 1997, an increase of $1.1 million. This increase in interest expense was due to higher non-cash interest costs associated with the amortization of the discount associated with the 1996 Senior Discount Notes (as defined in "Liquidity and Capital Resources") in August 1996.

Interest Income - Interest income for the quarter ended June 30, 1998 was $.4 million versus $1.3 million for the same period of 1997, a decrease of $.9 million. Interest income for the six months ended June 30, 1998 was $.9 million as compared to $3.1 million for the same period of 1997, a decrease of $2.2 million. This decrease in interest income was due to a decrease in the amount of funds available for investment that resulted from the net proceeds from the 1995 Senior Notes and 1996 Unit Offering (as defined in "Liquidity and Capital Resources") and the utilization of cash balances to further develop the Company's Operating Systems.

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

In order to finance the expansion of its Operating Systems and the launch of additional markets, in October 1995, the Company completed the initial public offering of 3,450,000 shares of its common stock (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrently, the Company issued 150,000 units (the "1995 Unit Offering") consisting of $150 million aggregate principal amount of senior notes due 2003 (the "1995 Senior Notes") and 450,000 warrants to purchase an equal number of shares of common stock at an exercise price of $11.55 per share. The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the units into an escrow account to cover the first three years' interest payments on the 1995 Senior Notes as required by terms of the indenture governing the 1995 Senior Notes. At June 30, 1998, there was approximately $10.1 million remaining in the escrow account to be used to pay interest on the 1995 Senior Notes due in October 1998. After the October payment on the 1995 Senior Notes is made, the Company will be required to fund future interest payments on the 1995 Senior Notes along with its other debt service obligations from other sources of funds.

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

              For the six months ended June 30, 1998, cash used in operating activities was $15.3 million consisting primarily of a net loss of $40.6 million, in addition to an increase in receivables of $.9 million and a $1.0 million gain on the sale of the Company's investment in Telecorp Holding Corporation, Inc. (Telecorp), partially offset by depreciation and amortization of $20.0 million. For the six months ended June 30, 1998, cash provided by investing activities was $5.7 million, consisting primarily of proceeds from the maturities of securities of $9.4 million which was offset by capital expenditures and payments for licenses and organization costs of approximately $5.6 million and $.3 million, respectively. In addition, the Company received $2.5 million in net proceeds from the sale of its investment in Telecorp. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as the development of its new high-speed internet product, and certain license and organization costs related to those markets. For the six months ended June 30, 1998, cash flows used in financing activities were $.15 million consisting of repayments of long-term debt.

For the six months ended June 30, 1997, cash used in operating activities was $20.1 million consisting primarily of a net loss of $39.6 million in addition to a decrease in accounts payable and accrued expenses of $2.3 million, an increase in receivables and prepaid expenses of $2.0 million, an increase in deposits of $ .1 million, and offset by depreciation and amortization of $14.2 million, and net non-cash expenses of $9.7 million. For the six months ended June 30, 1997, cash used in investing activities was
$30.6 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $34.9 million and $3.2 million, respectively. In addition, the Company received proceeds from the maturities of securities of $9.1 million, made investments and purchased other assets at a cost of approximately $1.7 million, and received proceeds of $.07 million from the sale of capital assets. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as in Future Launch Markets and certain license and organization costs related to those markets. For the six months ended June 30, 1997, cash flows used in financing activities were $.15 million consisting of payments on long-term debt.

For the six months ended June 30, 1998, the Company made capital expenditures of $5.6 million versus $34.9 million for the same period in 1997, a decrease of $29.3 million. This reduction reflects the Company's business strategy to de-emphasize growth of its traditional wireless video SFU business, focus on developing its DirecTV MDU and SFU products and the development of new products to generate additional revenue streams.

             Historically, the Company  has  generated  operating and
net losses and is expected to do so for at least the foreseeable future as it continues to market its new DirecTV MDU and SFU products, and in the development of its internet product and additional Operating Systems. Such losses may increase as these products are implemented and operations in additional systems are commenced or acquired. There can be no assurance that the Company will be able to achieve or sustain positive net income or operating cash flow in the future. As the Company continues to develop systems, operating cash flow from more mature systems is expected to be partially or completely offset by negative operating cash flow from less developed systems and from development costs associated with establishing its new products and its Operating Systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. The Company's ability to meet its currently anticipated video and internet launch schedules and achieve its targeted penetration rates and subscriber levels is dependent on numerous factors, including the Company's ability to finance new launches and expansion of existing systems, its experience with its DirecTV MDU and SFU products (which remain new products for the Company), the acceptance and performance of its internet access product (a new product for the Company), the ability of the Company to achieve the necessary regulatory approvals for anticipated video/internet product launches in a timely manner, and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain positive operating cash flow levels at any time.

Based on the factors and results discussed above, the Company believes that the $5.8 million in unrestricted cash at June 30, 1998 will not be sufficient to meet its forecasted capital and operating requirements for 1998. The Company's revised business plan for the remainder of 1998 reflects a net cash requirement of approximately $15.7 million to finance the launch and buildout of additional video and Internet systems, fund operating losses and meet certain debt obligations in 1998. The Company will also require an estimated $11.6 million in additional capital funding to meet its estimated cash requirements for the first quarter of 1999. The Company is seeking to enter into definitive documentation with Merrill Lynch Global Allocation Fund, Inc. ("MLGAF") for a proposed note facility (the "MLGAF Facility").

The Company anticipates that the MLGAF Facility will provide for up to $25 million in availability on a senior secured basis through note purchases from the Company, guaranteed by certain subsidiaries of the Company, which note purchases would be made at the sole discretion of MLGAF. The Company expects the MLGAF Facility to accrue interest at a rate of 13% per annum, payable at maturity, which is expected to be April 15, 1999. MLGAF has requested that the MLGAF Facility be secured by all stock of the Company's present and future material subsidiaries, and such other present and future material property and assets, real and personal, of the Company and its subsidiaries as MLGAF shall request. MLGAF has requested to receive seven-year detachable warrants to purchase a "pro rata portion" of 7.5% of the Company's common stock on a fully diluted basis, exercisable at 110% of the market price per share at the time of issuance of the initial note. Such warrants would contain usual and customary registration rights and anti-dilution provisions. "Pro rata portion" means a fraction the numerator of which is equal to the face amount of the notes issued on each issuance date and the denominator of which is equal to $25 million. The Company believes that the notes issued under the MLGAF Facility will be subject to certain mandatory and optional redemption provisions, and will contain covenants and events of default, customary for facilities of this type.

The MLGAF Facility will, if obtained, be discretionary and there can be no assurance that MLGAF will purchase any notes thereunder or, if notes are purchased, that the terms of the MLGAF Facility will not vary from the terms described above.

The issuance of notes under the MLGAF Facility will require amendments to the indentures governing the Company's outstanding debt securities, and the Company is currently seeking the consent of the holders of such securities to such amendments. There can be no assurance that such consent will be obtained or, if obtained, that the Company will be able to enter into the MLGAF Facility. In addition, the notes issued under the MLGAF Facility would mature in April 1999, when the Company will also begin to be obligated to make semi-annual interest payments of $9,750,000 on its 1995 Senior Notes. Following an initial issuance of notes under the MLGAF Facility, the Company will thus continue to explore various alternatives to address its short- and long-term capital needs, which alternatives may include raising additional funds through other financing arrangements, restructuring its existing indebtedness, modifying its business plan or a combination of the foregoing; BT Alex. Brown, Incorporated ("BT Alex. Brown") has been retained with respect to these items.

If the Company is unable to obtain the consents needed to amend its indentures in order to enter into the MLGAF Facility, the Company will not be able to seek to issue notes under the MLGAF Facility and will seek to pursue a financing, on the best terms that it could then negotiate, pursuant to a preliminary proposal received from another financial institution with respect to a senior secured credit facility. Such financing facility would not require amendments to the Company's indentures, but was proposed on terms which would be less advantageous to the Company. The proposal was not a commitment but only an expression of interest as of the date received, and there can be no assurance that a financing would be agreed between the parties or, if agreed, thereafter consummated. Even if such financing were obtained, it would, as with the MLGAF Facility, be on a short-term basis, requiring refinancing or restructuring prior to April 1999, when the Company will be obligated to devote a substantial portion of its cash flow to debt service on the 1995 Senior Notes. The Company would thus, whether or not such financing were obtained, be required to continue to seek alternatives to address its need for funds to cover required interest and principal payments when due on the 1995 Senior Notes, to the extent not provided from operating cash flow, and to resolve its long-term capital needs.

Many factors, some of which may be beyond the Company's control, may affect the Company's ability to resolve its short- and long-term capital needs. These factors include the availability of sufficient financing on terms acceptable to the Company; the willingness of the holders of the Company's debt securities to agree to any restructuring of the Company's indebtedness that the Company may seek; prevailing and perceived economic conditions, both in general and with respect to the Company's industry; and other factors that could affect the Company's performance, such as competition or regulatory restrictions. There can be no assurance that the Company will be able to generate sufficient cash flow and obtain sufficient additional financing to repay the notes issued under the MLGAF Facility, cover required interest and principal payments when due on the 1995 Senior Notes and resolve its long-term capital needs. If the Company is not able to obtain financing under the MLGAF Facility or otherwise address its short- and long-term capital needs, the Company would be required to revise its current business plan and, as a result, to reduce its operating expenses and capital expenditures; the Company may not be able to continue to launch new systems or to further develop its Internet product; and the Company's DirecTV MDU and SFU products may be curtailed.

The Company has been notified by the Nasdaq that it does not meet all of the financial standards of the listing requirements of the Nasdaq National Market. In addition, the Company has been notified that it does not meet all of the criteria for listing on the Nasdaq SmallCap Market and the Company's request to transfer to that market has also been denied. A hearing panel authorized by the National Association of Securities Dealers, Inc. considered the Company's listing on August 6, 1998, and the Company has not yet received the ruling of that panel. If the hearing panel rules that the Company's common stock should be delisted, and the transfer to the Nasdaq SmallCap Market is denied, it is expected that the Company's common stock will trade on the OTC Bulletin Board under the existing symbol "WIRL." In such event, the Company's common shareholders may experience a substantial reduction in the liquidity of their shares.

In managing its wireless cable assets, the Company may, at its option, exchange or trade existing wireless cable channel rights for channel rights in markets that have a greater strategic value to the Company. The Company continually evaluates opportunities to acquire, either directly or indirectly through the acquisition of other entities, wireless cable channel rights. There is no assurance that the Company will not pursue such opportunities that may utilize capital currently expected to be available for its current markets.


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


Cautionary Statements

               Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements contained herein contain "forward-looking statements." All statements other than statements of historical fact included in this report, including, without limitation, statements regarding future liquidity, cash needs and alternatives to address capital needs, and the Company's expectations regarding positive operating cash flow, net losses, subscriber and revenue levels, profitability and SG&A costs, the expected results of the Company's business strategy, the listing of the Company's common stock and other plans and objectives of management of the Company for future operations and activities are forward-looking statements.

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



                                                WIRELESS ONE, INC.



Date:   August 10,1998                          /s/ Henry M. Burkhalter
                                                Henry M. Burkhalter
                                                President and Chief
                                                Executive Officer




Date:   August 10, 1998                         /s/ Henry G. Schopfer
                                                Henry G. Schopfer, III
                                                Executive Vice President and
                                                Chief Financial Officer




Date:   August 10, 1998                         /s/ William D. Gray
                                                William D. Gray
                                                Controller
                                                (Chief Accounting Officer)

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

4.4 Supplemental Indenture between the Registrant and United States Trust Company of New York, as trustee, dated July 26, 1996(3)

4.5 Indenture between the Registrant and United States Trust Company of New York as Trustee, dated August 12, 1996(3)

4.6 Warrant Agreement between the Registrant and United States Trust Company of New York, as Warrant Agent, dated August 12, 1996(4)

11.1            Statement re computation of per share earnings (5)

27.1            Financial Data Schedules(5)
______________________________
1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 333-05109) as declared effective by the Commission on August 7, 1996.

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