Form 10-Q
period 1998-09-30
WIRELESS ONE INC
filed 1998-11-17
CIK 918358

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                      Commission file number:     0-26836

                              WIRELESS ONE, INC.
              (Exact name of registrant specified in its charter)

                                   Delaware
        (State or other jurisdiction of incorporation or organization)

                                  72-1300837
                     (I.R.S. Employer Identification No.)

                        2506 Lakeland Drive, Suite 600
                             Jackson, Mississippi
                    (Address of principal executive office)

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

YES       X            NO ________


Number of shares of Common Stock outstanding as of November 10, 1998:


                                  16,910,064

                                     INDEX


PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements                                 Page No.

                Condensed Consolidated Balance Sheets as of
                September 30, 1998 and December 31, 1997 (unaudited)    2

                Condensed Consolidated Statements of Operations
                for the three months ended September 30, 1998 and 1997, and the nine months ended September 30, 1998 and 1997
                (unaudited)                                             3

                Condensed Consolidated Statements of Cash
                Flows for the nine months ended September 30, 1998
                and 1997 (unaudited)                                    4

                Notes to Condensed Consolidated Financial
                Statements                                              5

          Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     7

PART II.  OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                      14

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WIRELESS ONE, INC.
                     Condensed Consolidated Balance Sheets
                                  (unaudited)


                      Assets                              September 30,                     December 31,
                                                              1998                              1997
Current assets:
   Cash and cash equivalents                            $  10,963,798                     $  15,528,215
   Marketable investment securities-restricted             10,280,715                        19,258,789
   Subscriber receivables, net                              1,387,397                         2,071,689
   Accrued interest and other receivables                     672,425                           729,237
   Prepaid expenses                                         1,086,378                         1,136,303
                                                        -------------                     -------------
                Total current assets                       24,390,713                        38,724,233

Property and equipment, net                                90,280,849                       110,099,016
License and leased license investment, net                147,598,831                       151,386,399
Other assets                                               16,624,632                        17,377,550
                                                        -------------                     -------------
                Total assets                            $ 278,895,025                     $ 317,587,198
                                                        =============                     =============

  Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Accounts payable                                     $   1,293,470                     $   2,913,209
   Accrued expenses                                         5,179,720                         5,117,451
   Accrued interest                                         9,817,897                         4,942,119
   Current maturities of long-term debt                     2,315,178                           871,408
   Senior Secured Notes payable                            12,500,000                                 -
                                                        -------------                     -------------
                Total current liabilities                  31,106,265                        13,844,187

Deferred income taxes                                       1,300,000                         5,200,000
Long-term debt                                            331,480,643                       317,529,032
                                                        -------------                     -------------
                                                          363,886,908                       336,573,219
Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 10,000,000
    shares authorized, no shares issued or
    outstanding                                                     -                                 -
   Common stock, $.01 par value, 50,000,000 shares
     authorized, 16,910,064 shares issued and
     outstanding                                              169,101                           169,101
   Additional paid-in capital                             119,772,011                       119,772,011
   Accumulated deficit                                   (204,932,995)                     (138,927,133)
                                                        -------------                     -------------
               Total stockholders' equity (deficit)       (84,991,883)                      (18,986,021)
                                                        -------------                     -------------
                                                        $ 278,895,025                     $ 317,587,198
                                                        =============                     =============


See accompanying notes to condensed consolidated financial statements.

                              WIRELESS ONE, INC.
                Condensed Consolidated Statements of Operations
                                  (unaudited)




                                                Three Months Ended                      Nine Months Ended
                                                  September 30,                            September 30,
                                              1998             1997                   1998             1997
Revenues                             $    9,243,816   $    9,128,119         $  29,749,021    $  24,533,913
                                     --------------   --------------         -------------    -------------
Operating expenses:
   Systems operations                     6,214,170        5,752,564            18,439,981       16,610,147
   Selling, general, and
     administrative                       6,602,049        7,581,686            17,940,018       20,290,220
   Depreciation and amortization         11,371,460        9,123,868            31,321,578       23,305,099
                                     --------------   --------------         -------------    -------------
                                         24,187,679       22,458,118            67,701,577       60,205,466
                                     --------------   --------------         -------------    -------------

Loss from operations                    (14,943,863)     (13,329,999)          (37,952,556)     (35,671,553)
                                     --------------   --------------         -------------    -------------
Other income (expense):
   Interest expense                     (11,492,031)     (10,429,596)          (33,312,588)     (31,099,343)
   Interest income                          129,921          964,752             1,013,010        4,055,683
   Equity in losses of affiliate           (155,045)          26,534              (423,956)        (298,034)
   Gain on sale of investment                     -                -             1,000,000                -
   Other                                   (209,410)               -              (229,772)               -
                                     --------------   --------------         -------------    -------------
                                        (11,726,565)      (9,438,310)          (31,953,306)     (27,341,694)
                                     --------------   --------------         -------------    -------------

Loss before income taxes                (26,670,428)     (22,768,309)          (69,905,862)     (63,013,247)
Income tax benefit                        1,300,000          325,000             3,900,000          975,000
                                     --------------   --------------         -------------    -------------

Net loss                               (25,370,428)      (22,443,309)          (66,005,862)     (62,038,247)
                                     =============    ==============         =============    =============
Basic and diluted loss per
  common share                       $       (1.50)   $        (1.32)        $      (3.90)    $       (3.66)
                                     =============    ==============         =============    =============

Basic and diluted weighted average
  common shares outstanding             16,910,064       16,946,697             16,910,064       16,946,697
                                     =============    =============          =============    =============

See accompanying notes to condensed consolidated financial statements.

                              WIRELESS ONE, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                                    Nine Months Ended
                                                                         1998                        1997
Cash flows used in operating activities:
   Net loss                                                       $  (66,005,862)             $  (62,038,247)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Bad debt expense                                                  1,354,859                   1,086,383
     Depreciation and amortization                                    31,321,578                  23,305,099
     Amortization of debt discount                                    16,778,448                  14,746,814
     Accretion of interest income                                       (432,926)                   (406,845)
     Deferred income tax benefit                                      (3,900,000)                   (975,000)
     Equity in losses of affiliate                                       423,956                     298,034
     Gain on sale of assets                                           (1,000,000)                     (5,735)
     Changes in assets and liabilities:
       Receivables                                                      (613,755)                 (2,050,983)
       Prepaid expenses                                                   49,925                    (307,038)
       Deposits                                                          (94,787)                   (112,796)
       Accounts payable and accrued expenses                           3,318,308                   4,610,090
                                                                  --------------              --------------

Net cash used in operating activities                                (18,800,256)                (21,850,224)
                                                                  --------------              --------------

Cash flows used in investing activities:
       Purchase of investments and other assets                         (410,000)                 (3,240,294)
       Capital expenditures                                           (7,334,164)                (49,801,966)
       Acquisition of license intangibles                               (384,804)                 (4,024,945)
       Proceeds from sale of assets                                    2,500,000                      68,649
       Proceeds from maturities of securities                          9,411,000                   9,139,000
                                                                  --------------              --------------

Net cash provided by (used in) investing activities                    3,782,032                 (47,859,556)
                                                                  --------------              --------------
Cash flows from financing activities:
       Principal payments on long-term debt                             (278,647)                 (3,041,733)
       Proceeds from issuance of notes                                12,500,000                           -
       Debt issuance costs                                            (1,767,546)                          -
                                                                  --------------              --------------

Net cash provided by (used in) financing activities                   10,453,807                  (3,041,733)
                                                                  --------------              --------------

Net decrease in cash                                                  (4,564,417)                (72,751,513)

Cash and cash equivalents at beginning of period                      15,528,215                 104,448,583
                                                                  --------------              --------------

Cash and cash equivalents at end of period                        $   10,963,798              $   31,697,070
                                                                  ==============              ==============


                              WIRELESS ONE, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


 (1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) DESCRIPTION OF ORGANIZATION

           Wireless One, Inc. (the Company) is engaged in the business of developing, owning, and operating wireless cable television systems and a high-speed, two-way Internet access product, primarily in select southern and southeastern United States markets. At September 30, 1998, the Company had 38 wireless cable television systems in operation ("Operating Systems") and 42 other markets either under construction or in development ("Future Development Markets"), 13 of which are held by a 50% owned joint venture.

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

     (d) EARNINGS PER SHARE

           Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." SFAS No. 128 requires the replacement of previously reported primary and fully diluted earnings per share under Accounting Principles Board Opinion No. 15 with basic earnings per share and diluted earnings per share. The calculation of basic earnings per share excludes any dilutive effect of potential issuances of common stock, while diluted earnings per share includes the dilutive effect of such potential issuances. At September 30, 1998, the Company had 1,118,021 outstanding options and 689,377 outstanding warrants to purchase 1,118,021 and 1,652,893 shares of common stock, respectively. Shares issuable upon exercise of the Company's stock options and warrants are anti-dilutive and have been excluded from the calculation of diluted loss per share. Per share amounts for all periods presented have been restated to conform to the requirements of SFAS No. 128.

      (e) RECLASSIFICATION

           Certain expenses for prior periods have been reclassified to conform
           to current period's  presentation.   These  reclassifications had no
           effect on previously reported net loss.

                               WIRELESS ONE, INC.
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998


     (f)   USE OF ESTIMATES

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

     (g)   NEW ACCOUNTING PRONOUNCEMENTS

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

 (2) LIQUIDITY

     The Company's business requires substantial amounts of capital and liquidity principally for the acquisition and installation of equipment, the development and launch of new products and markets, debt service and working capital requirements. To date, the Company has funded operating losses and capital expenditures principally with funds raised during 1995 and 1996 through its initial public offering of common stock and the issuance of debt securities (the "1995 Senior Notes" and "1996 Senior Discount Notes" respectively). Most recently, on September 4, 1998, the Company obtained a new $20.0 million Senior Secured Discretionary Note Facility (the "Senior Facility") and issued senior secured notes (the "Senior Secured Notes") pursuant to the Senior Facility in the amount of $12.5 million. The Senior Secured Notes (i) mature on April 15, 1999,
     (ii) pay 13% per annum interest, (iii) require the Company to pay a facility fee at the time of maturity of the Senior Secured Notes equal to 5% of the aggregate principal amount of the Senior Secured Notes issued September 4, 1998, plus up to 10% of the aggregate principal amount of any additional Senior Secured Notes issued pursuant to the Senior Facility and (iv) are secured by substantially all of the Company's assets. Upon the request of the Company, the purchaser of the Senior Secured Notes may, at its sole discretion and pursuant to terms determined by the purchaser, purchase up to an additional $7.5 million of the Senior Secured Notes. Such additional Senior Secured Notes will otherwise be subject to the same terms and conditions as the Senior Secured Notes, which were issued on September 4, 1998 and will also mature on April 15, 1999. When the Senior Secured Notes issued mature on April 15, 1999, the Company will also begin to make semi-annual interest payments of $9.8 million on its 1995 Senior Notes. In connection with the purchase of the Senior Secured Notes, the Company also issued to the purchaser of the Senior Secured Notes seven-year detachable warrants to purchase up to 6% of the Company's fully-diluted common stock, at $0.72 per share.

     The Company intends to issue an additional $7.5 million of Senior Secured Notes, if the Company were to issue the additional $7.5 million of Senior Secured Notes, the Company believes it would have cash sufficient to fund operations and planned capital expenditures through April 15,
     1999, the maturity date of the Senior Secured Notes. Whether or not the Company is able to issue the remaining $7.5 million of Senior Secured Notes, the Company will need additional financing, and will likely need to restructure its outstanding indebtedness on or before such date in order to fund operations and planned capital expenditures and to address its significant debt service and repayment obligations during 1999. (See "Liquidity and Capital Resources".) BT Alex. Brown Incorporated has been retained to advise the Company with respect to these matters.


     Many factors, some of which may be beyond the Company's control, may affect the Company's ability to resolve its short- and long-term capital needs. These factors include the willingness of the holders of the
     Company's debt securities to agree to any restructuring of the Company's indebtedness that the Company may seek; the willingness of the purchser of the initial $12.5 million of Senior Secured Notes to purchase additional Senior Secured Notes, which, as indicated, is at the discretion of the purchaser; the availability of sufficient additional financing on terms acceptable to the Company; prevailing and perceived economic conditions, both in general and with respect to the Company's industry; and other factors that could affect the Company's performance, such as competition or regulatory restrictions. (See "Cautionary Statements".) The Company's condensed consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There can be no assurance that the Company will be able to obtain sufficient financing or that the Company will be able to successfully restructure its outstanding indebtedness on a timely basis. At September 30, 1998, the Company has approximately $55.9 million of license and leased license investment in Future Development Markets, which are not subject to amortization. Development of these markets is dependent upon obtaining additional financing to fund the capital outlay required to build out such markets. Should the Company be unable to finance the development of these markets, the Company may not be able to realize the carrying value of the investment in these markets in the normal course of business, and, in accordance with Statement of Financial Accounting Standards No. 121, a write down of these assets to fair value may be necessary. There can be no assurance that the Company will be able to generate sufficient cash flow or obtain sufficient additional financing to meet its debt service requirements, fund the future development of these markets, or continue to operate as a going concern.

 (3) INCOME TAXES

     The Company recorded a net deferred tax liability in conjunction with its acquisition of TruVision. The liability principally relates to differences in the basis of the underlying assets and liabilities in excess of net operating loss carryforwards. The Company recognized
     $3,900,000 of deferred income tax benefit for the nine months ended September 30, 1998, representing the tax effect of the portion of net operating loss carryforwards generated in the current period, which the Company utilized to reduce the deferred tax liability.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain "forward looking statements" within the meaning of
 Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), which reflect management's best judgment based on factors currently known. Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those discussed below, in particular under the heading "Cautionary Statements." "Forward looking statements" provided by the Company pursuant to the safe harbor established by the federal securities laws should be evaluated in the context of these factors.

     This discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto.

 RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 1997.

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

     Beginning in the third quarter of 1997, the Company focused its multiple dwelling units (MDU's) subscription video marketing efforts on developing its new long-term cooperative marketing agreement with DirecTV, Inc. (the "DirecTV Agreement"). In April 1998, the Company announced an agreement to expand the DirecTV Agreement to include marketing of DirecTV program offerings to Single Family Units (SFU's) located in the Company's markets. The Company has initially offered this DirecTV SFU product to those residents in the Company's markets who are not currently passed by a hard-wire cable competitor or, due to topographical restrictions or blockage by trees, are unable to receive the Company's wireless video product. Because of the lower capital and operating costs per subscriber and the enhanced programming available through its DirecTV MDU and SFU products, the Company believes that this focus will provide the Company with the best use of its wireless spectrum, existing infrastructure, and the opportunities provided by the marketplace. Because of the increased opportunity provided by its DirecTV MDU and SFU products, the Company determined to de-emphasize the growth of its traditional wireless video SFU business and currently does not plan to launch new systems focused on SFUs. Accordingly, the Company implemented changes to its business operations to reduce personnel and other operating expenses to the levels needed to implement these refocused business objectives, including significant reductions in the number of Company employees.

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

     In managing its wireless cable assets, the Company may, at its option, exchange or trade existing wireless cable channel rights for channel rights in markets that have a greater strategic value to the Company. The Company continually evaluates opportunities to acquire, either directly or indirectly through the acquisition of other entities, wireless cable channel rights. There is no assurance that the Company will not pursue such opportunities that may utilize capital currently expected to be available for its current business plan.

     The Company does not anticipate being able to generate net income for the foreseeable future and there can be no assurance that other factors, such as, but not limited to, general economic conditions and economic conditions prevailing in the Company's industry, its inability to raise additional financing or disruptions in its operations, will not result in further delays in operating on a profitable basis. Net losses are expected to continue as the Company focuses its resources on the marketing of its DirecTV MDU and SFU products, development of its Internet access product and as additional systems
 are  commenced  or  acquired.   (See "Liquidity and Capital Resources".)

 RESULTS OF OPERATIONS

     Revenues - The Company's revenues consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the three months ended September 30, 1998 were $9.2 million as compared to $9.1 million for the same period of 1997. Subscription revenues for the nine months ended September 30, 1998 were $29.7 million versus $24.5 million for the comparable period of 1997, an increase of 21%. The year-to-date increase in revenue over the comparable prior year period was due principally to the implementation of a price increase effective January 1998, partially offset by a decline in SFU video subscribers.

     Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides, certain repairs and maintenance expenditures, vehicle expenses and other direct operating and labor expenses. Programming costs, cost of program guides, channel lease payments and certain labor (with the exception of minimum payments) are variable expenses that increase as the number of subscribers increases. Systems operations expenses for the three months ended September 30, 1998 were $6.2 million as compared to $5.8 million for the same period of 1997, an increase of $.4 million. Systems Operations expense for the nine months ended September 30, 1998 were $18.4 million as compared to $16.6 million for the same period in 1997, an increase of $1.8 million or 11%. However, as a percent of revenues, systems operations expenses were approximately 67% and 62% of revenues for the three and nine months ended September 30, 1998 compared to 63% and 68% for the same periods of 1997.

     Selling, General and Administrative - SG&A expenses for the three months ended September 30, 1998 were $6.6 million compared to $7.6 million for the same period of 1997, a decrease of $1.0 million. SG&A expenses for the nine months ended September 30, 1998 were $17.9 million as compared to $20.3 million for the same period of 1997, a decrease of $2.4 million. SG&A expenses decreased to 71% and 60% of revenues for the three and nine months ended September 30, 1998 from 83% and for both periods of 1997, respectively. The reduction of SG&A expense as a percent of revenue reflects the Company's strategy to focus on MDUs, DirecTV and Internet services, therefore decreasing expenditures relative to the SFU subscriber base.

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

     Depreciation and Amortization Expense - Depreciation and amortization expense for the quarter ended September 30, 1998 was $11.4 million versus $9.1 million for the same period of 1997, an increase of $2.3 million. Depreciation and amortization expense for the nine months ended September 30, 1998 was $31.3 million as compared to $23.3 million for the same period of 1997, an increase of $8 million or 34%. The increase in depreciation expense during the period was due to additional capital expenditures related to (i) construction of repeater sites in compliance with the Mississippi Ednet contract that provides the commercial use of 20 ITFS channels in each of the Mississippi markets, (ii) the installation of MDU and SFU DirecTV subscriber equipment, and (iii) additional markets in Hattiesburg, MS; Freeport, TX; Baton Rouge, LA and Gadsden, AL.

     Interest Expense - Interest expense for the quarter ended September 30, 1998 was $11.5 million versus $10.4 million for the same period of 1997, an increase of $1.1 million. Interest expense for the nine months ended September 30, 1998 was $33.3 million as compared to $31.1 million for the same period of 1997, an increase of $2.2 million. This increase in interest expense was due to higher non-cash interest costs associated with the amortization of the discount associated with the August 1996, Senior Discount Notes and the issuance of notes under the Senior Facility in September 1998. These notes are discussed under the heading "Liquidity and Capital Resources".

     Interest Income - Interest income for the quarter ended September 30, 1998 was $.1 million versus $1.0 million for the same period of 1997, a decrease of $.9 million. Interest income for the nine months ended September 30, 1998 was $1.0 million as compared to $4.1 million for the same period of 1997, a decrease of $3.1 million. This decrease in interest income was due to a decrease in the amount of funds available for investment that resulted from the net proceeds from the 1995 Senior Notes and 1996 Unit Offering (as defined in "Liquidity and Capital Resources") and the utilization of cash balances to further develop the Company's Operating Systems.

 LIQUIDITY AND CAPITAL RESOURCES

     The wireless cable television and Internet access businesses are capital intensive. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' premises, (ii) the construction of transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems, (v) investments in vehicles and administrative offices, and (vi) the development, testing and launch of new products, such as the Internet access product. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets, to construct or acquire its Operating Systems, to commence construction of Operating Systems in different markets and to finance initial operating losses.

     In order to finance the expansion of its Operating Systems and the launch of additional markets, in October 1995, the Company completed the initial public offering of 3,450,000 shares of its common stock (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrently, the Company issued 150,000 units (the "1995 Unit Offering") consisting of $150 million aggregate principal amount of senior notes due 2003 (the "1995 Senior Notes") and 450,000 warrants to purchase an equal number of shares of common stock at an exercise price of $11.55 per share. The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the units into an escrow account to cover the first three years' interest payments on the 1995 Senior Notes as required by terms of the indenture governing the 1995 Senior Notes. At September 30, 1998, there was approximately $10.1 million remaining in the escrow account to be used to pay interest on the 1995 Senior Notes due in October 1998. After the October interest payment on the 1995 Senior Notes, the Company will be required to fund future interest payments on the 1995 Senior Notes along with its other debt service obligations from other sources of funds.

     In August 1996, the Company issued 239,252 units (the "1996 Unit Offering") consisting of $239 million aggregate principal amount of senior discount notes (the "1996 Senior Discount Notes") and 239,252 warrants to purchase 544,059 shares of common stock at an exercise price of $16.64 per share. The Company received $118.6 million after expenses. The Company has used the proceeds of the 1996 unit offering to fund marketing of the Company's new DirecTV MDU and SFU products, development of the Company's Internet products, the launch of new systems and expansion of the Company's existing markets.

     On September 4, 1998, the Company obtained a new $20.0 million Senior Secured Discretionary Note Facility (the "Senior Facility") and issued Senior Secured Notes pursuant to the Senior Facility in the amount of $12.5 million. The Senior Secured Notes (i) mature on April 15, 1999, (ii) pay 13% per annum interest, (iii) require the Company to pay a facility fee at the time of maturity of the Senior Secured Notes equal to 5% of the aggregate principal amount of the Senior Secured Notes issued September 4, 1998, plus up to 10% of the aggregate principal amount of any additional Senior Secured Notes issued pursuant to the Senior Facility and (iv) are secured by substantially all of the Company's assets. Upon the request of the Company, the purchaser of the Senior Secured Notes may at its sole discretion and pursuant to terms determined by the purchaser, purchase up to an additional $7.5 million of the Senior Secured Notes. Such additional Senior Secured Notes will otherwise be subject to the same terms and conditions as the Senior Secured Notes, which were issued on September 4, 1998 and will also mature on April 15, 1999. In connection with the purchase of the Senior Secured Notes, the Company also issued to the purchaser of the Senior Secured Notes seven-year detachable warrants to purchase up to 6% of the Company's fully-diluted common stock at $0.72 per share.

     For the nine months ended September 30, 1998, cash used in operating activities was $18.8 million consisting of a net loss of $66 million, less non-cash depreciation and amortization of $31.3 million, amortization of debt discount of $16.8 million, a net change in current assets and liabilities of $2.7 million, and bad debt expense of $1.4 million, plus non-cash deferred income tax benefit of $3.9 million, gain on sale of assets of $1 million and a net other of $.1 million. For the nine months ended September 30, 1998, cash provided by investing activities was $3.8 million, consisting primarily of proceeds from the maturities of securities of $9.4 million, net proceeds from the sale of its investment in Telecorp. of $2.5 million, partially offset by capital expenditures, payments for licenses and the purchase of other assets and investments of $8.1 million. For the nine months ended September 30, 1998, cash flows provided by financing activities were $10.5 million. This cash flow consisted of $12.5 million from the issuance of notes pursuant to the Senior Facility, less $1.8 million for debt issue costs and $.3 million for the repayment of debt.

     For the nine months ended September 30, 1997, cash used in operating activities was $21.9 million consisting primarily of a net loss of $62.0 million, in addition to an increase in receivables and prepaid expenses of $2.4 million, an increase in deposits of $0.1 million, partially offset by depreciation and amortization of $23.3 million, an increase in accounts payable and accrued expenses of $4.6 million, and net non-cash expenses of $14.7 million. For the nine months ended September 30, 1997, cash used in investing activities was $47.9 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $49.8 million and $4.0 million, respectively. In addition, the Company received proceeds from the maturities of securities of $9.1 million and made investments and purchased other assets at a cost of approximately $3.2 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as in Future Launch Markets, and certain license and organization costs related to those markets. For the nine months ended September 30, 1997, cash flows used in financing activities consisted of $3.0 million for repayments on long-term debt.

     For the nine months ended September 30, 1998, the Company made capital expenditures of $7.3 million versus $49.8 million for the same period in 1997, a decrease of $42.5 million. This reduction reflects the Company's business strategy to de-emphasize growth of its traditional wireless SFU video business, its shift to development of DirecTV products, both MDU and SFU, and the development of new products to generate additional revenue streams.

     Historically, the Company has generated operating and net losses and is expected to do so for at least the foreseeable future as it continues to market its new DirecTV MDU and SFU products, and in the development of its Internet product and additional Operating Systems. Such losses may increase as these products are implemented and operations in additional systems are commenced or acquired. There can be no assurance that the Company will be able to achieve or sustain positive net income or operating cash flow in the future. As the Company continues to develop systems, operating cash flow from more mature systems is expected to be partially or completely offset by negative operating cash flow from less developed systems and from development costs associated with establishing its new products and its Operating Systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. The Company's ability to meet its currently anticipated video and Internet launch schedules and achieve its targeted penetration rates and subscriber levels is dependent on numerous factors, including the Company's ability to finance new launches and expansion of existing systems, its experience with its DirecTV MDU and SFU products (which remain new products for the Company), the acceptance and performance of its Internet access product (a new product for the Company), the ability of the Company to achieve the necessary regulatory approvals for anticipated video/Internet product launches in a timely manner, and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control and certain of which could be adversely affected by the Company's failure to obtain additional financing or to restructure its outstanding indebtedness, as described below. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain positive operating cash flow levels at any time.

 If the Company were to issue the additional $7.5 million of Senior Secured Notes, the Company believes it would have cash sufficient to fund operations and planned capital expenditures through April 15, 1999, the maturity date of the Senior Secured Notes. The Company intends to issure an additional $7.5 million of Senior Secured Notes, however the purchase of additional Senior Secured Notes is at the discretion of the purchaser, and, therefore, there can be no assurance that additional Senior Secured Notes will be issued. Whether or not the Company is able to issue the remaining $7.5 million of Senior Secured Notes, the Company will need additional financing, and will likely need to restructure its outstanding indebtedness on or before such date in order to fund operations and planned capital expenditures and to address its significant debt service and repayment obligations during 1999. These include (i) the obligation to repay the Senior Secured Notes, which mature on April 15, 1999, and (ii) the obligation, commencing on April 15, 1999, to make semi-annual interest payments of $9,750,000 on the 1995 Senior Notes. The Company has retained BT Alex Brown Incorporated to assist in exploring alternatives to address the Company's short- and long-term capital needs, including the development of proposals to restructure the Company's outstanding indebtedness and to raise additional funding.

     Many factors, some of which may be beyond the Company's control, may affect the Company's ability to resolve its short and long-term capital needs. These factors include the willingness of the holders of the Company's debt securities to agree to any restructuring of the Company's indebtedness that the Company may seek; availability of sufficient additional financing on terms acceptable to the Company; the willingness of the purchaser of the initial $12.5 million of Senior Secured Notes to purchase additional Senior Secured Notes which, as indicated, is at the discretion of the purchaser; prevailing and perceived economic conditions, both in general and with respect to the Company's industry; and other factors that could affect the Company's performance, such as competition or regulatory restrictions. There can be no assurance that the Company will be able to obtain sufficient financing or that the Company will be able to successfully restructure its outstanding indebtedness on a timely basis. As an interim measure, the Company could conserve cash by revising its current business plan to reduce its operating expenses and capital expenditures, including the delay of launching new systems or the further development of its Internet product. Any such changes in the Company's business plan, or the failure by the Company to obtain additional financing or to restructure its outstanding indebtedness (or any significant delay in obtaining such financing or effecting such restructuring) could have a material adverse effect upon the Company and its ability to continue to operate as a going concern.

     On October 21, 1998, a hearing panel authorized by the National Association of Securities Dealers, Inc. issued a ruling that the Company does not meet all of the financial standards of the listing requirements of the Nasdaq National Market and that the Company's common stock would therefore be delisted from the Nasdaq National Market as of the close of business that day. The Company's common stock has traded on the OTC Bulletin Board under its existing symbol "WIRL", effective October 22, 1998.

 NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement is effective for fiscal years beginning after December 15, 1997 and requires disclosures about operating segments and enterprise-wide disclosures about products and services, geographic area and major customers. The Company is currently evaluating the effect of this statement on the presentation of and disclosures within its consolidated financial statements.

 CAUTIONARY STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements contained herein contain "forward-looking statements". Such statements include, without limitation, statements regarding future liquidity, cash needs and alternatives to address capital needs, and the Company's expectations regarding positive operating cash flow, net losses, subscriber and revenue levels, profitability and SG&A costs, the expected results of the Company's business strategy, and other plans and objectives of management of the Company for future operations and activities and are indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes." "the Company intends," "we believe," "we intend" and similar words or phrases.

     Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the willingness of the Purchaser of the Senior Secured Notes to purchase additional Senior Secured Notes available under the Senior Facility, the Company's need for additional financing and the terms and conditions thereof, the substantial indebtedness of the Company, the Company's negative cash flow and the lack of profitable operations, the results of the Company's limited operating history, business opportunities that may be presented to and pursued by the Company, changes in laws or regulations, uncertainty of the Company's ability to obtain FCC authorizations, competition, physical limitations of wireless cable transmission, changes in general business and economic conditions in the Company's operation regions, issues arising from year 2000 information technology issues, many of which are beyond the control of the Company. Further information regarding these and other factors that might cause future results to differ from those projected in the forward-looking statements are described in more detail under the heading "Factors That May Affect Future Results of the Company" in the Company's Form 10-K for the year ended December 31, 1997.

 YEAR 2000

     The Year 2000 computer issue is relevant because many computer systems may not be able to distinguish the year 2000 from the year 1900. Many experts fear that this programming problem could render inoperable computer systems around the globe. The widespread use and dependency on computer technology in modern commerce makes inherent risks to the Company, and to other companies, from this issue. These risks are associated with potential disruptions or failures within the Company's operations and products, within its suppliers and other key business partners. Because of the indirect effect of third parties, an assessment and prediction of the impact of the Year 2000 issue on the Company is difficult.

     The Company is currently implementing plans to address the remaining internal and external Year 2000 issues. Internally these plans encompass all major computer systems in use by the Company. The Company has already completed a significant upgrade to Year 2000 compliant software and hardware in conjunction with its 1996 merger. The Company currently anticipates it will have assessed and remedied all critical areas of its own operations by June 30, 1999, and that it will internally certify the readiness of these critical areas by June 30, 1999. The Company's risk assessment process associated with critical suppliers, and other key business partners, includes analyzing responses to questionnaires previously solicited and, if necessary, performing onsite interviews. The Company's reliance on key business partners regarding Year 2000 issues is paramount as failures of their information systems and software could have a material adverse impact on the Company's financial condition and results of operations. The Company intends to develop contingency plans based primarily on these assessment results.

     The following table is an estimate of timing for assessment and correction of Year 2000 issues:

                        EST. COMPLETION DATE       EST. CERTIFICATION DATE
Internal Assessment          Completed                       N/A

Internal Corrections       March 31, 1999               June 30, 1999

External Assessment        March 31, 1999               June 30, 1999

     Costs incurred to date in addressing Year 2000 issues are approximately $.1 million. Based on current assessment and correction projects the Company expects to spend approximately $.3 million in both incremental spending and re-deployed resources to resolve Year 2000 issues. As the Company's assessment and correction of Year 2000 issues continues these costs may change. This estimate relates to internal issues and does not include potential costs from claims resulting from the Company's failure to effect timely implementation of corrective action on Year 2000 issues. The Company's estimate is irrespective of the impact on operations that may result from third party deficiencies.

     The Company does not expect any significant disruption to its operations as a result of Year 2000 issues. The Company is taking actions it believes are necessary and appropriate to identify and resolve any, and all of these issues. Because of the complexity of Year 2000 issues, and our reliance on performance by third parties, the Company is not able to guarantee that all issues will be assessed, identified or corrected in a timely or successful manner.

     The foregoing statements regarding the Company's Year 2000 plans and related estimates of costs are forward-looking statements and actual results will vary. The Company's success in addressing Year 2000 issues could be impacted by the severity of the problems to be resolved within the Company, by problems affecting its suppliers and other key business partners, and by the associated costs.


 PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:   See Exhibit Index on page E-1
 (b) Reports on Form 8-K

     On July 30, 1998, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that the Company commenced a solicitation of consents from holders of its 13% Senior Notes due October 15, 2003 and its 13 1/2% Senior Discount Notes due August 1, 2006 (collectively, the "Previous Notes") to certain proposed amendments to indentures governing the Previous Notes (the "Indentures") in order to permit the Company to issue the Notes pursuant to the Senior Facility.

     On August 14, 1998, August 19, 1998 and August 21, 1998, the Company filed Current Reports on Form 8-K stating under "Item 5. Other Events" that it had extended its solicitation of consents from holders of the Previous Notes to 5:00 PM, New York City time, August 18, 1998, August 20, 1998 and August 21, 1998, respectively.

     On August 25, 1998, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that the solicitation of consents from holders of the Previous Notes was successfully completed on August 24, 1998 and that the Company had executed supplemental indentures amending the Indentures.

     On September 14, 1998, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that the Company had obtained the Senior Facility and issued the Senior Secured Notes pursuant thereto on September 4, 1998, and setting forth the terms of the Senior Secured Notes.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 WIRELESS ONE, INC.



Date:    November 16, 1998       /s/ Henry M. Burkhalter
                                 ____________________________________
                                 Henry M. Burkhalter
                                 President and Chief Executive Officer






Date: November 16, 1998          /s/ Henry G. Schopfer, III
                                 ___________________________________
                                 Henry G. Schopfer, III
                                 Executive Vice President and
                                 Chief Financial Officer






Date: November 16, 1998          /s/  William D. Gray
                                 __________________________________
                                 William D. Gray
                                 Controller
                                 (Chief Accounting Officer)

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

   4.3 Escrow and Disbursement Agreement between the Registrant and Bankers Trust Corporation, Escrow Agent, dated October 24, 1995(2)

   4.4 Supplemental Indenture between the Registrant and United States Trust Company of New York, as trustee, dated July 26, 1996(3)

   4.5 Indenture between the Registrant and United States Trust Company of New York as Trustee, dated August 12, 1996(3)

   4.6 Warrant Agreement between the Registrant and United States Trust Company of New York, as Warrant Agent, dated August 12, 1996(4)

   4.7 Second Supplemental Indenture between the Registrant and United States Trust Company of New York, as trustee, dated August 24, 1998, pertaining to the Registrant's 13% Senior Notes due October 15, 2003(5)

   4.8 First Supplemental Indenture between the Registrant and the United States Trust Company of New York, as trustee, dated August 24, 1998, pertaining to the Registrant's 13 1/2% Senior Discount Notes due August 1, 2006(5)

   10.1 Discretionary Note Purchase Agreement between the Company and the Purchasers listed in Schedule I thereto, dated as of September 4, 1998 (see table of contents for list of omitted exhibits and schedules)(6)

   10.2     Form of 13.00% Senior Secured Discretionary Note(6)

   10.3 Warrant Agreement between the Company and First Chicago Trust Company of New York, as warrant agent, dated as of September 4, 1998(6)

   10.4     Form of Warrant Certificate(6)

   10.5 Paying Agency Agreement between the Company, Merrill Lynch Global Allocation Fund and PriceWaterhouseCoopers LLP, as paying agent and collateral agent, dated as of September 4, 1998(6)

  11.1   Statement re computation of per share earnings (7)

  27.1   Financial Data Schedules(7)

**FOOTNOTES**

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

5) Incorporated herein by reference to the Registrant's Form 8-K dated August 25, 1998.

6) Incorporated herein by reference to the Registrant's Form 8-K dated September 4, 1998.

7)   Filed herewith.