Form 10-K
period 1998-12-31
WIRELESS ONE INC
filed 1999-04-15
CIK 918358

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           Form 10-K

                           (Mark One)
x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998
     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 Commission File Number 0-26836


                       Wireless One, Inc.
     (Exact name of registrant as specified in its charter)



         Delaware                                  72-1300837
(State  or  other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)



       2506 Lakeland Drive
       Jackson, MS                              39208
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

     The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, executive officers and holders of more than 5% of the Company's common stock) of the Registrant at March 23, 1999 was approximately $5.3 million.

     The number of shares of the registrant's common stock, $0.01 par value per share, outstanding at March 23, 1999 was 16,940,064.

                        WIRELESS ONE, INC.

                ANNUAL REPORT ON FORM 10-K FOR THE
                FISCAL YEAR ENDED DECEMBER 31, 1998


                         TABLE OF CONTENTS
                                                                            Page

PART I

  Item   1. Business                                                           3
  Item   2. Properties                                                        29
  Item   3. Legal  Proceedings                                                29
  Item   4. Submission of Matters to a Vote of Security  Holders              30

PART II

  Item   5. Market for Registrant's Common Equity and Related Matters         30
  Item   6. Selected Financial  Data                                          30
  Item   7. Management's Discussion and Analysis of Financial Condition
               and Results of Operation                                       31
  Item  7A. Quantitative and Qualitative Disclosures about Market  Risk       38
  Item   8. Financial Statements and Supplementary  Data                      38
  Item   9. Changes in and Disagreements with Accountants  on Accounting
               and Financial Disclosure                                       38

PART III

  Item 10.  Directors and Executive Officers of the Registrant                38
  Item 11.  Executive Compensation                                            41
  Item 12.  Security  Ownership of Certain Beneficial  Owners  and
               Management                                                     46
  Item 13.  Certain Relationships and Related Transactions                    47

PART IV

  Item  14. Exhibits, Financial Statement Schedules and Reports  on
               Form 8-K                                                       48

Financial Statements                                                         F-3

Financial Statement Schedule

Signatures                                                                   S-1

Exhibit Index                                                                E-1









                              PART I
Item 1.   Business


Overview

      Wireless One, Inc. (the "Company") provides digital broadband (i.e., high-capacity) wireless access (commonly known as "BWA") services and analog wireless multichannel subscription television programming (commonly known as "wireless cable") services primarily in small to mid-size markets in the southern and southeastern United States. The Company's initial BWA product, developed and engineered over the past approximately two and one-half years, is a high-speed, two-way Internet access and data transmission product which it is marketing under the name "WarpOneSM".

      Historically, the Company's principal business has been the operation of wireless cable systems which provide, as of December 31, 1998, television programming service to approximately 101,000 subscribers in 39 operating markets ("Operating Markets"). These markets have an average of 27 cable television programming channels, including local broadcast programming. The Company also offers up to 185 channels of digital direct broadcast satellite ("DBS") programming from DIRECTV, Inc. ("DIRECTV") in most of its Operating Markets under cooperative marketing agreements with DIRECTV and its distributors. As of December 31, 1998, the Company had approximately 3,700 DBS subscribers. See "- Wireless Cable and DIRECTV Business." In addition to its 39 operating markets, the
Company owns the BTA authorization (see "- Wireless Channels and Channel Licensing -- Licensing Procedures") from the Federal Communications Commission ("FCC"), or otherwise has aggregated wireless cable channel rights, in 41 non-operating markets ("Non-Operating Markets"), also located primarily throughout the southeastern United States (including 13 such markets located in North Carolina and held by an entity in which the company has a 50% interest).

      While the Company is continuing its business as a wireless cable operator and will continue to exploit its DIRECTV agreements, the Company's primary long-term business strategy is to expand the use of its spectrum through the delivery of BWA services such as two-way high-speed Internet access, data transmission and Internet Protocol (IP) telephony services.

      WarpOneSM, the Company's two-way, high-speed Internet access and data transmission product, was the first such product to utilize the relatively unregulated (see "-Wireless Channels and Channel Licensing -- Licensing Procedures") Wireless Communications Service ("WCS") radio spectrum (as opposed to the use of telephone wires or fiber optic cables) for high-speed, wireless "upstream" transmissions (i.e., transmissions sent by the subscriber). During 1996 and 1997, the Company conducted research and engineering relative to utilization of the WCS radio spectrum for "upstream" transmissions. As a result, in 1997, the Company acquired, in conjunction with another entity, exclusive rights to WCS spectrum licenses covering approximately 11,000,000 households in the southeastern United States. Thus, in addition to being capable of delivering data "downstream" at speeds up to 10,000 kilobytes per second ("Kbps"), WarpOneSM is capable of transmitting data "upstream" at speeds up to 1,500 Kbps. For comparison, conventional (telephonic) Internet access products deliver data at up to 56 Kbps (both upstream and downstream) and wired high-speed Internet access providers generally operate at speeds up to 1,500 Kbps (both upstream and downstream). In connection with its high-speed Internet access business, the Company also offers technical support, e-mail, Web hosting, domain name registration and maintenance and, through independent contractors, Web design.

      In 1998 the Company introduced Warp OneSM in Jackson, Mississippi, Baton Rouge, Louisiana, and Memphis, Tennessee as test markets. The Company initially offered the WarpOneSM product to small and medium sized businesses that are currently not served by other high-speed Internet access and data transmission services. The Company believes, however, that home offices, large corporations, educational institutions and its traditional wireless cable customers may also represent significant markets for the WarpOneSM product. In late 1998, the Company also introduced a wholesale BWA service which allows customers of Internet service providers ("ISPs") to utilize the Company's two-way high-speed Internet access.

      The Company's BWA and wireless cable products rely upon radio signals which are transmitted through the air via microwave frequencies in the 2.1 GHz to 2.7 GHz range from a transmission facility to a small receiving antenna at each subscriber's location (and in the case of BWA products, low power signals are transmitted from a transmission facility at each subscriber's location to a Company receiving antenna), which generally requires a direct, unobstructed line-of-sight ("LOS") from the transmission facility to the receiving antenna. The Company utilizes up to 206 megahertz ("MHz") of radio spectrum in each market allocated by the FCC as Multichannel Multipoint Distribution Service ("MMDS"), Multipoint Distribution Service (together with MMDS, "MDS"), Instructional Television Fixed Service ("ITFS") and WCS.

Chapter 11 Bankruptcy Proceeding

       Background. The wireless cable television industry is extremely capital intensive. To obtain the capital necessary to acquire channel rights, to construct or acquire its Operating Systems, and to finance operating losses, the Company completed the initial public offering of its common stock in October 1995 and issued debt securities and warrants in October 1995 and August 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." The Company has generated operating and net losses since its inception, and as early as the third quarter of 1997 began refocusing its business on marketing the DIRECTV product, de-emphasizing the growth of its single family unit ("SFU") wireless cable business, emphasizing the growth of its multiple dwelling unit ("MDU") wireless cable business and implementing changes to its business operations to reduce personnel and operating expenses to the levels needed to implement these refocused business objectives, including a reduction of approximately 45% in the number of employees as of the first quarter of 1998.

      In March 1998, the Company retained BT Alex. Brown as financial advisors to review its business operations, including its immediate working capital needs. With the assistance of BT Alex. Brown and other professionals, the Company began a number of initiatives to improve cash flow and liquidity, including curtailing or delaying its plans to expand into Non-Operating Markets, instead concentrating on the maintenance of its existing 39 Markets. During January 1999, the Company also consolidated 10 field offices and further reduced its workforce by approximately 20%.

      In September 1998, the Company entered into a Senior Secured Facility (the "Senior Secured Facility") with Merrill Lynch Global Allocation Fund, Inc. ("MLGAF") to fund ongoing operations. As of February 11, 1999, the Company had borrowed $13.5 million in aggregate principal amount under such facility.

      In January 1999 the Company began intensive negotiations with several of the largest holders (the "Unofficial Noteholders' Committee") of the $150 million aggregate principal amount of senior notes due 2003 (the "1995 Senior Notes") and with the 1995 Senior Notes, the $239 million aggregate principal amount of senior discount notes (the "1996 Senior Discount Notes, and collectively with the 1995 Senior Notes, the "Old Senior Notes") regarding restructuring such indebtedness through a prenegotiated plan of reorganization.

      After extensive negotiations with the Unofficial Noteholders' Committee and other holders of the Old Senior Notes, the parties reached an agreement (the "Bondholders Agreement") on the material terms of a restructuring of the Company, and on February 11, 1999 the Company filed a voluntary case (the "Bankruptcy Case") with the United States Bankruptcy Court for the District of Delaware ("the Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code ("the Bankruptcy Code.")

      Events During the Chapter 11 Case. Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor in possession with the protection and supervision of the Bankruptcy Court. In addition, the Company has sought and received authority from the Bankruptcy Court to pay the prepetition amounts owed to trade creditors in the ordinary course of its business. An immediate effect of the filing of the Bankruptcy Case was the imposition of the automatic stay under the Bankruptcy Code which, with limited exceptions, enjoins the commencement or continuation of all litigation against the Company during pendency of the Bankruptcy Case.

      On February 12, 1999, the Company entered into a financing facility with MLGAF (the "Postpetition Financing") providing the
Company  with  an  aggregate  principal  amount  of  financing   of
approximately  $18.9 million.  The Postpetition Financing  includes
(i) $13.5 million, representing the outstanding principal amount under the Senior Secured Facility, (ii) accrued interest under the Senior Secured Facility, (iii) a facility fee of $625,000 due to MLGAF in connection with the Senior Secured Facility and (iv) $4
million   in  additional  financing  provided  by  MLGAF.   Amounts
outstanding under the Postpetition Financing bear interest  at  15%
per annum, and the Postpetition Financing will terminate on the earliest to occur of (i) August 12, 1999 (the date which is the six-month anniversary of the date of the entry of an interim order),
(ii) the date the Postpetition Financing note has become or is declared to be immediately due and payable as a result of an Event of Default (as defined in the Postpetition Financing), (iii) the date of the redemption of the Postpetition Financing note by the Company or (iv) the effective date of the Plan (defined below) (the "Effective Date").

      By means of the Postpetition Financing, the Company's cash needs under its business plan are expected to be met through mid-May 1999. During the pendency of its Chapter 11 case, the Company and/or its subsidiaries expect (with such Bankruptcy Court approval as may be required) to sell certain assets which are not a part of its core business or are no longer necessary to the operation of its business (the "Planned Asset Dispositions"). The Company anticipates that certain of these asset dispositions will occur prior to mid-May 1999 and provide the Company with sufficient cash until the Effective Date. The Company does not anticipate that such sales will result in any losses.

      In particular, the Company expects to sell a hard-wire cable system in Huntsville, Alabama. The terms of this sale have not been finalized, although the Company has entered into a letter of intent with a prospective purchaser of this asset. The Company also is actively seeking to sell certain transmission towers used by the Company to transmit its signals and will arrange with any proposed purchaser to lease only the space that the Company needs on these towers. In addition, the Company will be seeking to sell excess inventory of customer premises equipment ("CPE"), including reception antennas and decoding boxes. In addition, Wireless One of North Carolina, LLC ("WONC"), a limited liability company 50% owned by the Company, will receive from a subsidiary of the Company certain FCC licenses and assume certain debt obligations associated therewith and the Company, through its subsidiary, will receive cash of approximately $660,000.

      The Company expects to identify and seek to sell other assets in certain markets during the Bankruptcy Case. In that regard, the Company is investigating whether to sell some or all of its 50% interest in WONC. To the extent required by the terms of the Postpetition Financing, all or a portion of the proceeds of the Planned Asset Dispositions will be used to pay down amounts due thereunder.

      Plan of Reorganization. On March 15, 1999, the Company filed a plan of reorganization under the Bankruptcy Code (the "Plan") and a proposed disclosure statement (the "Disclosure Statement"), which reflect the terms of the Bondholders Agreement. The Plan provides that creditor claims, other than certain officer and director indemnity claims and the claims of holders of the Old Senior Notes, will be unimpaired. Pursuant to the Plan, on the Effective Date, the Old Senior Notes and equity interests of stockholders, and others, such as option and warrant holders, will be cancelled and on the Effective Date or as soon as practicable thereafter, holders of common stock on a record date to be determined (the "Record Date") will receive their ratable proportion of approximately 4% of
(i) 9,950,000 of the 10,000,000 shares of common stock of the Company (as it is expected to be reorganized as of the Effective Date, hereinafter "Reorganized Wireless") to be issued and outstanding as of the Effective Date (the "New Common Stock"), and
(ii)  the  New Warrants, which are 5-year warrants to  purchase  an aggregate of 1,235,000 shares of New Common Stock at an exercise price of $29.57 per share, subject to adjustment under certain circumstances. All other equity interests will be cancelled and the holders thereof will not receive any distribution.

      Accordingly, under the Plan holders of common stock will receive one share of New Common Stock for every 42.56 shares of common stock held on the Record Date and a New Warrant to purchase 1 share of New Common Stock for every 13.72 shares of common stock held on the Record Date. No fractional shares will be issued.

      The remaining approximately 96% of the New Common Stock will be distributed to holders of Old Senior Notes (9,552,000 shares) and to BT Alex. Brown (50,000 shares). The distributions proposed to be made to BT Alex. Brown is the subject of a separate motion and will be subject to separate Bankruptcy Court approval. Holders of 1995 Senior Notes will receive 30.27 shares of New Common Stock for every $1000 principal amount of 1995 Senior Notes, and holders of 1996 Senior Discount Notes will receive 20.94 shares of New Common Stock for every $1000 principal amount of 1996 Senior Discount Notes. Reorganized Wireless intends to grant registration rights to holders of New Common Stock who may be deemed to be statutory underwriters as such term is used in section 1145(b) of the Bankruptcy Code and intends to enter into a registration rights agreement with such holders containing customary registration rights provisions.

      Holders of the New Common Stock will be entitled to one vote per share on all matters to be voted upon by the stockholders. Holders of a plurality of the shares voting for the election of directors can elect all of the directors since the holders of the New Common Stock will not have cumulative voting rights.

     The New Warrants will be exercisable until 5:00 p.m., New York City time, on the date that is five years after the Effective Date. The New Warrants will have no voting rights, will not be entitled to receive dividends or other distributions declared on the New Common Stock and will not be entitled to share in any of the assets of Reorganized Wireless upon any liquidation, dissolution or winding-up of Reorganized Wireless.

      The  number  of shares of New Common Stock for  which  a  New
Warrant will be exercisable and the exercise price of the New Warrants will be subject to adjustment upon the occurrence of certain events, including (i) stock dividends, subdivisions and combinations affecting the New Common Stock, (ii) reclassifications and recapitalizations involving Reorganized Wireless, (iii) if Reorganized Wireless (A) fixes a record date for issuance of rights, options or warrants to all holders of New Common Stock entitling them to subscribe for or purchase New Common Stock, (B) issues shares of New Common Stock or (C) issues any securities convertible into or exchangeable or exercisable for New Common Stock, in the case of (A), (B), (C) above at a price per share of New Common Stock less than the then current market price per share of New Common Stock and (iv) if Reorganized Wireless fixes a record date for the making of a distribution to all holders of New Common Stock of assets, debt securities, preferred stock or rights or warrants. In the event of a merger or consolidation of Reorganized Wireless with or into one or more persons or the transfer or lease of all or substantially all of the assets of Reorganized Wireless to another person (a "Transaction") in which New Common Stock is exchanged for securities, cash or other assets or a combination thereof (collectively, "Transaction Consideration"), then the New Warrants will automatically become exercisable for the Transaction Consideration which the holder of the New Warrants would have owned or been entitled to receive immediately after the Transaction if the holder had exercised the New Warrants before the effective date of the Transaction.

      In the event of a "change of control" (as defined in the Warrant Agreement) of Reorganized Wireless within one year of the Effective Date, the exercise price of the New Warrants will be reduced to $23.22 per share of New Common Stock, subject to adjustment as described above.

       Upon the Effective Date, Reorganized Wireless will be authorized under the Plan to issue incentive options to management of Reorganized Wireless to purchase 444,000 shares of New Common Stock at an exercise price of $13.51 pursuant to a newly adopted Stock Option Plan (the "New Stock Option Plan"). New additional incentive options to purchase 666,000 shares of New Common Stock at a yet-to-be-determined exercise price will also be available for issuance to management pursuant to the New Stock Option Plan.

       Board of Directors of Reorganized Wireless. Upon the Effective Date, the operation of Reorganized Wireless will become the general responsibility of its Board of Directors, subject to, and in accordance with, its Restated Certificate of Incorporation (the "Charter") and by-laws. The Charter and by-laws provide for, among other things, removal of directors with or without cause, by the affirmative vote of the holders of a majority of the voting power of the then outstanding voting capital stock of Reorganized Wireless. The initial Board of Directors of Reorganized Wireless will consist of seven members, one of whom will be Henry Burkhalter, the current President and Chief Executive Officer of the Company. Subject to the immediately preceding sentence, the initial members and the manner of selection of the Board of Directors of Reorganized Wireless will in all respects be subject to the approval of the Unofficial Noteholders' Committee and MLGAF and will be disclosed on or prior to the hearing on confirmation of the Plan. The directors of the Company immediately prior to the Effective Date will resign as of the Effective Date and will be replaced by the Board of Directors of Reorganized Wireless.

      Officers of Reorganized Wireless. The initial officers of Reorganized Wireless are expected to remain the officers set forth in Part III, Item 10 of this Form 10-K. The selection of officers of Reorganized Wireless after the Effective Date will be as provided in its Charter and by-laws.

      No Stockholder Action Required. On the Effective Date, the Charter will automatically become effective, and all other matters provided under the Plan involving the corporate structure of Reorganized Wireless, or corporate action by it, will be deemed to have occurred and will be in effect from and after the Effective Date without any requirement of further action by the stockholders, the directors of Reorganized Wireless or Reorganized Wireless.

      Alternative Plan of Reorganization. By a letter to the Company dated February 25, 1999 (the "Heartland Letter"), Heartland Wireless Communications, Inc. ("Heartland"), a holder of approximately 20% of the common stock of the Company, requested consideration of an alternate plan of reorganization for the Company. The principal features of the plan proposed in the Heartland Letter are (i) the merger of the Company into Heartland,
(ii)  receipt  by holders of the Old Senior Notes  of  27%  of  the common  stock  of the entity created by such merger  ("Newco")  and
(iii) receipt by the holders of the Company's common stock of 1.08% of the common stock of Newco and five-year warrants to purchase 2.7% of the outstanding shares of Newco common stock at an exercise price that is consistent with the proposed exercise price in the Plan (adjusted to reflect the merger of the Company and Heartland). The Company has considered the plan proposed in the Heartland Letter and believes that the Company's Plan is, on the whole, more favorable to the creditors and stockholders of the Company. The Company bases this conclusion in part upon its belief that the plan proposed in the Heartland Letter ascribes less value to the Company and its business, relative to that value of Heartland and its business set forth in bankruptcy court filings in Heartland's Chapter 11 case, than is warranted based upon the valuation described in the Company's Plan. Accordingly, management believes that the recoveries made available to creditors and stockholders under the plan proposed in the Heartland Letter would be less favorable than those provided for in the Company's Plan.

      Approval of the Disclosure Statement and Confirmation of the Plan. Prior to the solicitation of votes on the Plan, the Bankruptcy Court must approve the Disclosure Statement as containing adequate information of a kind and in sufficient detail to enable hypothetical, reasonable investors typical of the Company's creditors and equity interest holders to make an informed judgment whether to accept or reject the Plan. Approval of the Disclosure Statement does not, however, constitute a determination by the Bankruptcy Court as to the fairness or merits of the Plan. The hearing regarding approval of the Disclosure Statement is currently scheduled for May 25, 1999.

     If the Bankruptcy Court approves the Disclosure Statement, the Company will solicit votes from certain creditors and equity security holders. After such solicitation, the Bankruptcy Court would then hold a confirmation hearing (the "Confirmation Hearing"). At the Confirmation Hearing, the Bankruptcy Court will confirm the Plan only if all of the requirements of section 1129 of the Bankruptcy Code are met. Among the requirements for confirmation of a plan are that the plan is (i) accepted by all impaired classes of claims and equity interests or, if rejected by an impaired class, that the plan "does not discriminate unfairly" and is "fair and equitable" as to such class, (ii) feasible and
(iii) in the "best interests" of creditors and stockholders which are impaired under the plan. As of the date of this filing, a Confirmation Hearing has not yet been scheduled by the Bankruptcy Court. There can be no assurance, however, that the Bankruptcy Court will approve the Disclosure Statement or confirm the Plan or that the Disclosure Statement and the Plan will not be modified prior to approval or confirmation.

      The Disclosure Statement has not been approved by the Bankruptcy Court for use in the solicitation of acceptances of the Plan disclosed pursuant to Section 1125(b) of the Bankruptcy Code. Accordingly, the incorporation by reference of the Disclosure Statement and any deemed dissemination herewith is not intended, nor should it be construed, as such a solicitation, nor should the information contained therein be relied upon for any purpose prior to a determination by the Bankruptcy Court that the Disclosure Statement contains adequate information. Dissemination of the Disclosure Statement is controlled by Bankruptcy Rule 3017.

Business Strategy

      While the Company is continuing its business as a wireless cable operator and will continue to exploit its DIRECTV agreements, the Company's primary long-term business strategy is to expand the use of its spectrum through the delivery of BWA services such as two-way high-speed Internet access, data transmission and IP telephony services. Currently, most Company revenues are derived from the sale of subscription-based television programming to SFU and MDU customers. Reorganized Wireless will continue to shift its overall sales and marketing focus to its DIRECTV and BWA products and the focus of its subscription video products to emphasize sales to MDU customers and away from its traditional SFU wireless cable market. This change is motivated by the lower operating costs and capital expenditures per subscriber associated with DIRECTV and MDUs. The Company currently has operating systems in place for this business in 39 Markets. The Company does not currently plan to build out any new markets for delivery of wireless cable video services (although it may sell DIRECTV service in areas outside its currently serviced markets). The Company intends to launch its WarpOneSM product in an additional 18 markets through 2002, 14 of which currently have video operations. The Company holds FCC licenses that cover 28 Non-Operating Markets, 24 of which the Company is evaluating to determine whether return on these assets can be maximized either by using them to deliver its WarpOneSM product or by a sale of some or all of its license rights for these Markets.

      The business plan of Wireless assumes that Reorganized Wireless will require one or more substantial investments to finance its projected subscriber growth and the launch and development of its BWA products after emergence from bankruptcy. Reorganized Wireless may finance projected capital expenditures and operating expenses for system development in whole or in part through debt or equity financing, secured or unsecured credit facilities, joint ventures, sale of non-strategic assets or other arrangements. There can be no assurance that Reorganized Wireless will be able to access this additional capital in a timely manner or on satisfactory terms and conditions.

Wireless Cable and DIRECTV Business

      Like a traditional hard-wire cable system, a wireless cable system receives programming at a headend. Unlike traditional hard-wire cable systems, however, wireless systems retransmit programming by microwave transmitters from antennae located on a tower or building to a small receiving antenna located at each subscriber's premises. At the subscriber's location, the signals are descrambled, converted to frequencies that can be viewed on a television set and relayed to a subscriber's television set by coaxial cable. Because the microwave frequencies used will not pass through trees, hills, buildings or other obstructions, wireless cable systems require an unobstructed LOS from the headend to a subscriber's receiving antenna. Because wireless cable systems do not require an extensive network of coaxial cable and amplifiers, wireless cable operators can provide subscribers with a reliable signal having few transmission disruptions, resulting in a television signal of a quality comparable or superior to traditional hard-wire cable systems, and at a significantly lower capital cost per installed subscriber.

     The Company also offers DIRECTV's 185 channel DBS service to the subscribers of the Company. The Company is thus able to offer its subscribers both its traditional wireless cable product and enhanced packages that offer DirectTV's DBS programming. Under the terms of its agreement with DIRECTV, the Company receives activation fees and marketing incentives and also shares in subscriber revenues. DIRECTV also bears a portion of the costs associated with installing the service in a subscriber's residence. The DIRECTV product requires fewer repairs, as the DIRECTV satellites and reception equipment are less susceptible to weather conditions than the Company's transmission and reception equipment, thus resulting in further cost savings. In addition, a "transport agreement" with DIRECTV permits the Company to enhance its MDS channel line-up in apartment and condominium complexes. Pursuant to this agreement, DIRECTV programming not carried on the MDS service may be distributed throughout such complexes without the need for DIRECTV equipment in individual living units, thus facilitating an expanded channel line-up and additional premium services.

      The Company's wireless cable business has traditionally targeted SFUs and MDUs such as apartments, colleges, hotels, hospitals and nursing homes, that can be served by LOS transmissions and that are unpassed by traditional hard-wire cable. The Company's 78 wireless cable markets (including 13 held by a limited liability company of which the Company owns 50%) and two WarpOneSM-only markets are located in Texas, Louisiana, Mississippi, Tennessee, Kentucky, Alabama, Georgia, Arkansas, North Carolina, South Carolina and Florida.

      At December 31, 1998, the Company's Markets included 39 markets in which the Company has systems in operation ("Operating Systems"), of which two are WarpOneSM only markets ("WarpOneSM-only Markets"), and 28 markets without existing operations ("Non-Operating Markets" and together with the Operating Systems, the "Markets") in which the Company has aggregated either sufficient wireless cable channel rights to commence construction of a wireless cable or WarpOneSM focused system or leases with or options from applicants for channel licenses that the Company expects to be granted by the FCC. In addition, the Company owns a 50% interest in a limited liability company that holds channel rights to serve 13 markets in North Carolina, all of which are Non-Operating Markets. See "-Markets," below. As of December 31, 1998, the Company had approximately 105,000 subscribers to its wireless cable and DBS services, of which approximately 101,000 were wireless cable and 3,700 were DBS subscribers.

WarpOneSM Business

      WarpOneSM, the Company's two-way, high-speed Internet access and data transmission product, was the first such product to utilize the relatively unregulated (see "-Wireless Channels and Channel Licensing -- Licensing Procedures") WCS radio spectrum (as opposed to the use of telephone wires or fiber optic cables) for high-speed, wireless "upstream" transmissions (i.e., transmissions sent by the subscriber). During 1996 and 1997, the Company conducted research and engineering relative to utilization of the WCS radio spectrum for "upstream" transmissions. As a result, in 1997, the Company acquired, in conjunction with another entity, exclusive rights to WCS spectrum licenses covering approximately 11,000,000 households in the southeastern United States. Thus, in addition to being capable of delivering data "downstream" at speeds up to 10,000 Kbps, WarpOneSM is capable of transmitting data upstream at speeds up to 1,500 Kbps. For comparison, conventional (telephonic) Internet access products deliver data at up to 56 Kbps (both upstream and downstream) and wired high-speed Internet access providers generally operate at speeds up to 1,500 Kbps (both upstream and downstream).

      In 1998 the Company introduced Warp OneSM in Jackson, Mississippi, Baton Rouge, Louisiana, and Memphis, Tennessee as test markets. The Company initially offered the WarpOneSM product to small and medium sized businesses that are currently not served by other high-speed Internet access and data transmission services. The Company believes, however, that home offices, large corporations, educational institutions and its traditional wireless cable customers may also represent significant markets for the WarpOneSM product. In late 1998, the Company also introduced a wholesale BWA service which allows customers of ISPs to utilize the Company's two-way high-speed Internet access.

Wireless Channels and Channel Licensing

      Available Channels - The FCC licenses and regulates the use of MDS and ITFS channels to transmit video programming and other services. In 50 large markets in the U.S., 33 6 MHz MDS and ITFS channels are available (in addition to any local off-air VHF/UHF broadcast channels that are not retransmitted over wireless cable channels). In each other market, 32 6 MHz MDS and ITFS channels are available (in addition to any local off-air VHF/UHF broadcast channels that are not retransmitted over wireless cable channels). The actual number of MDS and ITFS channels available for licensing in any market is determined by the FCC's interference protection and channel allocation rules. Because the Company utilizes analog modulation for its video transmissions, it provides subscribers one video programming service for each MDS and ITFS channel actually available to the Company in a market. Except in limited circumstances, 20 of these channels in each geographic area are allocated to the ITFS and are generally licensed to qualified educational organizations who lease capacity to the Company. The remaining channels are allocated to the MDS and can be licensed to the Company or to other commercial entities who lease capacity to the Company. The entire channel capacity of an MDS channel is available for commercial use. However, an ITFS licensee must transmit an average of at least 20 hours per week of educational or instructional programming for each channel it is licensed to operate. This minimum programming requirement may be satisfied by such programming as the Discovery Channel, PBS and C-SPAN or, in the case of ITFS channels used to transmit using digital modulation, by Internet access. The remaining air time on each ITFS channel may be leased for commercial use, although generally
(i) the licensee of an ITFS channel using analog modulation must preserve the right to recapture an additional 20 hours of air time per channel per week for educational or instructional programming, and (ii) the licensee of an ITFS channel using digital modulation may not lease more than 95% of the capacity of its channels. The Company generally has the right to transmit to its customers at no incremental cost the educational programming provided by the lessors of its ITFS channels. Under certain circumstances, the FCC permits an ITFS licensee to satisfy its programming requirements utilizing channels in markets other than its own, allowing the ITFS licensee to provide the full capacity of ITFS channels to the Company. The FCC's ITFS programming and capacity reservation rules were substantially liberalized in September 1998, and there are currently several petitions for reconsideration of the new rules pending before the FCC. The Company cannot predict whether the FCC will make any further changes to those rules. The FCC does not impose any restrictions on the terms of MDS channel leases, other than the requirement that the licensee maintain effective control of its MDS station. A similar FCC effective control requirement applies to ITFS licensees. In addition, ITFS excess capacity leases cannot exceed a term of 15 years. The remaining initial terms of most of these leases are approximately five to ten years. The Company's ITFS leases generally grant the Company a right of first refusal to match any new lease offer after the end of the lease term and require the parties to negotiate in good faith to renew the lease.

      In 1997, the FCC allocated 30 MHz of spectrum for the WCS and awarded two 10 MHz licenses and two 5 MHz licenses per market area. That spectrum may be used to provide any fixed, mobile, radio location or broadcast-satellite use. Although the WCS spectrum has been channelized by the FCC in a way that makes it more difficult to use for analog video than MDS and ITFS channels, the Company is using WCS for its WarpOneSM product in its Baton Rouge, Louisiana and Memphis, Tennessee Markets.

     Licensing Procedures - MDS, ITFS and WCS services are subject to regulation by the FCC pursuant to the Communications Act of 1934, and amended (the "Communications Act"). The Communications Act authorizes the FCC, among other things, to issue, revoke, modify and renew licenses, approve the assignment or transfer of control of such licenses, impose restriction on the use of spectrum and regulate the configuration and operation of the facilities used by licensees. The FCC awards MDS, ITFS and WCS licenses based upon applications demonstrating that the applicant is legally, technically and financially qualified to hold the license. Each MDS and ITFS facility utilized to transmit to subscribers or to receive transmissions from subscribers must be individually licensed on demonstration or, in some cases a certification, that the proposed facility will comply with the FCC's rules, including its interference protection rules. In addition, MDS and ITFS licensees must comply with rules prohibiting operations that result in impermissible interference. A WCS license generally authorizes the holder to construct and operate whatever facilities it desires within its authorized service area without specific FCC approval of those facilities, subject to compliance with rules prohibiting operations that result in impermissible interference.

     In 1996, the FCC adopted a competitive bidding mechanism under which initial MDS licenses for 493 designated basic trading areas ("BTAs") were auctioned to the highest bidder. Auction winners obtained the exclusive right to apply for new MDS facilities within a BTA, subject to compliance with FCC interference protection, construction and other rules. The BTA auction was concluded on March 28, 1996, and the Company was the high bidder for its BTA Markets. Applications for new MDS stations may be filed by BTA auction winners at any time, and applications for modifications to licensed MDS facilities generally may be filed at any time.

      The FCC only accepts applications for new ITFS stations in designated "filing windows," the most recent of which was in October 1995. Where two or more applications submitted during a given filing window propose new facilities that are predicted to either cause impermissible interference one to the other, or to suffer impermissible interference one from the other, those applications are considered to be "mutually exclusive." Until 1998, the FCC chose from among mutually exclusive applications by utilizing comparative criteria that resulted in a somewhat predictable selection process, depending upon the particular factual circumstances. However, the FCC in 1998 amended its rules to require the use of auctions to select from among competing applicants. Efforts are currently underway to further amend the Communications Act to eliminate the use of auctions to select from among mutually exclusive ITFS applications. However, the Company is unable to predict whether those efforts will prove successful and, if so, what system the FCC will then use to select from among mutually exclusive ITFS applicants.

      On September 17, 1998, the FCC issued a Report and Order adopting a broad range of new rules designed to provide MDS and ITFS licensees greater technical flexibility in the use of their spectrum. Among other things, the new rules promote the routine licensing of MDS and ITFS facilities for use in the provision of fixed, digital two-way communications services and allow the use of new digital modulation techniques that may allow more efficient provision of data transmission and Internet access service. In addition, the Report and Order introduced a streamlined application processing system designed to expedite the issuance of authorizations for transmissions from subscribers to operators and for booster stations by altering the interference protection rules to eliminate the potential for mutually exclusive applications and by reducing FCC review of applications. The FCC currently has before it proposals filed by, among others, an industry-wide coalition that includes the Company, to extend the new streamlined application processing system to all applications proposing major modifications to ITFS facilities. At present, such applications can only be submitted during designated filing windows (the last of which occurred in December 1996), and have been subject to significant delays in FCC processing. The Report and Order also adopted a variety of rules intended to reduce the potential for interference from facilities licensed under the streamlined system and to eliminate any interference that does occur. This industry-wide coalition has sought modification of certain of those rules because they may slow installation of two-way, high speed Internet access services such as WarpOneSM at certain subscriber locations. In addition, petitions seeking reconsideration of other aspects of the Report and Order have been filed. Although the Company believes that the FCC will generally retain the flexibility afforded MDS and ITFS licensees in the use of their spectrum, the Company is unable to predict how the FCC will rule upon the proposals before it. The Company believes that the reconsideration phase of the proceeding will be completed by summer 1999, and that the FCC will begin accepting applications under the new streamlined system later in 1999, although there can be no assurance against further delays.

      In 1997, the FCC conducted an auction to award WCS licenses. There were initially four WCS spectrum blocks available in each area, two of 10 MHz and two of 5 MHz bandwidth. Each WCS licensee holds the exclusive right to construct and operate on its WCS channel, subject to compliance with FCC interference protection, construction and other rules. The FCC permits WCS license holders to transfer, partition and disaggregate licenses, subject to prior FCC consent. Prior to the commencement of the auction, the Company entered into an agreement with BellSouth Wireless Cable, Inc.
("BellSouth") pursuant to which BellSouth secured certain WCS licenses and agreed to partition, disaggregate or assign certain of those licenses to the Company in exchange for financial consideration that has been paid by the Company. Applications are currently pending before the FCC for consent to transactions that will result in the Company holding WCS channel rights in all or part of nine Major Economic Areas, which generally represent the Company's wireless spectrum "footprint," except for its western Louisiana and Texas Markets. In the interim, the Company has the right to lease those channel rights from BellSouth for nominal fees.

      Construction of ITFS stations generally must be completed within 18 months following the date authorization to construct is granted. Construction of MDS stations licensed pursuant to initial applications filed before the implementation of the BTA Auction rules generally was required within 12 months. If construction of MDS or ITFS stations is not completed within the authorized construction period, the licensee must file an application with the FCC seeking additional time to construct the station, demonstrating compliance with certain FCC standards. If the extension application is not filed or is not granted, the license will be deemed forfeited. The construction requirements applicable to MDS stations licensed pursuant to the BTA Auction and to WCS are substantially different. The MDS and BTA licensee must build stations covering two-thirds of the area within its control in the BTA within five years of the BTA authorization. If the BTA holder fails to meet its build-out requirement, the FCC will partition the unserved area using county lines and make it available through re-auction. The original BTA authorization holder is not eligible to participate in the re-auction. WCS licensees have been afforded the most liberal "build-out" requirements adopted by the FCC to date. A WCS licensee is subject to no construction requirements other than the requirement to construct sufficient facilities within its initial ten-year license term to provide "substantial service." If a WCS licensee fails to satisfy this requirement, the license will be forfeited and the FCC will conduct a re-auction in which the initial WCS licensee will not be eligible to participate. FCC rules prohibit the sale for profit of a conditional commercial license or of a controlling interest in the conditional license holder prior to construction of the station or, in certain instances, prior to the completion of one year of operation. However, the FCC does permit the leasing of 100% of a commercial license holder's spectrum capacity to a wireless cable operator and the granting of options to purchase a controlling interest in a license even before such holding period has lapsed. However, an MDS BTA or WCS authorization may be assigned, and control over the licensee of such an authorization may be transferred, at any time, subject to: (i) FCC consent; (ii) in the case of an MDS BTA authorization, the payment of any outstanding debt to the FCC if the new licensee or controlling entity is not a "designated entity" eligible to participate in the FCC's installment financing program; and (iii) the payment of certain unjust enrichment penalties, depending upon when the assignment or transfer occurs in relationship to the issuance of the authorizations.

      Licenses for individual MDS stations authorized prior to the BTA auction expire on May 1, 2001. A BTA authorization and all licenses for individual stations authorized pursuant to that BTA authorization expire on March 28, 2006. WCS and ITFS licenses are issued for a term of ten years from grant. Last year the FCC amended its rules so that at the time ITFS licenses are renewed or at such time as new ITFS licenses are issued, their term will be fifteen years. This rule does not affect the expiration date of any ITFS license that was issued prior to the effective date of the new rule. Applications for renewal must be filed within a certain period prior to expiration of the license term, and petitions to deny applications for renewal may be filed during certain periods following the filing of such applications. Licenses are subject to revocation or cancellation for violation of the Communications Act or the FCC's rules and policies. Conviction of certain criminal offenses may also render a licensee or applicant unqualified to obtain renewal of a license. The Company's lease agreements with license holders typically require the license holders, at the Company's expense, to use their best efforts, in cooperation with the Company, to make various required filings with the FCC in connection with the maintenance and renewal of licenses. The Company believes that such a requirement reduces the likelihood that a license would be revoked, canceled or not renewed by the FCC.

Wireless Cable Programming

      General - Currently, with the exception of the retransmission of VHF/UHF broadcast signals, the Company's wireless video programming is made available in accordance with contracts with program suppliers under which the Company generally pays a royalty based on the number of customers receiving service each month. Individual program pricing varies from supplier to supplier;
however, more favorable pricing for programming is generally afforded to operators with larger customer bases. The likelihood that program material will be unavailable to the Company for its wireless video business has been significantly mitigated by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and various FCC regulations issued thereunder which, among other things, impose limits on exclusive programming contracts and prohibit any cable programmer, in which a cable operator has an attributable interest (a "vertically integrated cable operator") from discriminating against cable competitors with respect to the price, terms and conditions of the sale of programming. The Company historically has not had difficulty in arranging satisfactory contracts for wireless video programming, believes that it will have access to sufficient programming to enable it to provide full channel lineups in its Markets for the foreseeable future, and is not dependent on any one programming distributor for its programming.

     The basic programming package offered to SFU households in the Company's Operating Systems is comparable to that offered by the local hard-wire cable operators with respect to the most widely watched channels. However, local hard-wire cable operators may, because of their greater channel capacity, currently offer more basic, enhanced basic, premium, pay-per-view and public access channels than the Company. Certain hard-wire cable companies competing in the Company's Markets currently offer a greater number of channels to their customers, compared to the 20 to 31 wireless cable channels offered by the Company to its SFU customers.

      Copyright - Under the federal copyright laws, permission from the copyright holder generally must be secured before a video program subject to such copyright may be retransmitted. Under
Section 111 of the Copyright Act, certain "cable systems," including wireless cable operators, are entitled to engage in the secondary transmission of broadcast programming without the prior permission of the copyright holders, provided the cable system has secured a compulsory copyright license for such programming. The
Company relies on Section 111 to retransmit two superstations and five local off-air broadcast signals.

      Retransmission Consent - Wireless cable and hard-wire cable operators seeking to retransmit certain commercial broadcast signals must first obtain the permission of the broadcast station. The FCC has exempted wireless cable operators from the retransmission consent rules, if the broadcast signal is received at the subscriber's premises by a VHF/UHF antenna that is either owned by the subscriber or within the subscriber's control and available for purchase by the subscriber upon the termination of service. In all other cases, wireless cable operators must obtain consent to provide local broadcast signals. The Company has obtained such consents with respect to the Operating Systems where it is retransmitting local VHF/UHF channels. Although there can be no assurances that the requisite broadcaster consents will continue in effect, the Company believes that such consents will continue in effect indefinitely for little or no additional cost.

Wireless Cable Operations

      Installation - When a potential SFU subscriber requests service, a signal reception survey is made at the potential subscriber's premises to determine whether LOS transmission is possible. The potential SFU subscriber is informed on the day of the survey whether service can be provided at the subscriber's location. If service can be provided, an installation is scheduled. The Company provides three SFU installation options. The first and primary installation method features a rooftop antenna mount. The second option involves placing the antenna in the upper part of a tree on the subscriber's premises, if such a tree is available. The Company is taking action to greatly reduce the number of tree installations due to the relatively high service costs associated with such installations. The third and least used option is to place a "free standing" mast on the ground supported with guy wires. Each of the installation methods includes running a coaxial cable to the subscribers dwelling and grounding the receiving antenna in accordance with national electrical codes. The installation process is completed, and service commences, within approximately ten days of the potential SFU subscriber's initial request for service.

     Generally, service to MDU properties is a competitive process, whereby the winning provider enters into a multi-year access contract with the property owner. Terms of the contract vary by property based on such factors as the channel capacity offered, cost and complexity of the installation and the length of the contract. To provide the combined wireless video and DIRECTV digital programming to individual units in an MDU property, each installation consists of a "mini-headend," an extensive network of coaxial cable, individual unit reception equipment, and other related equipment.

      Billing - The Company believes that its billing procedures help minimize churn. Subscribers are billed on a monthly basis for 30 day's service with payment due within fifteen days of billing. The Company encourages delinquent accounts to pay by disconnecting premium channels and additional outlets after a period of non-payment. The Company also uses a customer retention program to encourage delinquent accounts to pay and continue receiving service. However, if an account becomes 45-90 days past due, all service is disconnected and the Company's collection team initiates the collection process. After the canceled customer's account becomes 60-90 days past due, a collection call is made to the canceled subscriber. If no payment is made, the account is written off the Company's books and turned over to a third party collector after approximately 105 days.

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

      Marketing Activity - The Company's marketing plans are designed to manage subscriber growth and to ensure that the quality of installations and customer service remains high. The Company prioritizes sales areas of each market according to the relative strength of any traditional hard-wire competitors, the existence of terrain or obstructions that would impede LOS transmissions, and the economic demographics of the area. Utilizing such market analysis, separate marketing teams focus on adding commercial subscribers (such as restaurants, business offices and auto dealers) and MDU properties (such as apartments, colleges, hotels, motels, hospitals and nursing homes). To maintain its existing SFU subscriber base, the Company's marketing staff also develops a targeted SFU marketing plan focused on unpassed SFU homes, LOS transmission coverage and other demographic considerations. This plan typically includes direct mailings and telemarketing follow-up calls.

     The Company markets its wireless video service by highlighting four major competitive advantages over traditional hard-wire cable services and other subscription television alternatives: customer service, picture quality and reliability, programming features and price. The ability to deliver local programming to its MDU and SFU customers is a major advantage over the direct broadcast satellite technology. Utilizing the enhanced programming available through its DIRECTV product, the Company believes it has a competitive advantage over traditional hard-wire cable services providers with MDU properties.

      Customer Service - The Company has established the goal of maintaining high levels of customer satisfaction. In furtherance of that goal, the Company emphasizes responsive customer service and convenient installation scheduling. The Company has established customer retention and referral programs in an effort to retain and attract new subscribers and build loyalty among it customers.

     Picture Quality and Reliability - Wireless cable subscribers enjoy highly reliable picture quality because there is no Cable Plant between the headend and the subscriber's location, as in the case of traditional hard-wire cable. Within the signal range of the Operating Systems, the picture quality of the Company's service is generally equal to or better than that received by traditional hard-wire cable subscribers because, absent any LOS obstruction, there is less opportunity for signal degradation between the Company's headend and the subscriber.

     Programming Features - In each of the Operating Systems and Non-Operating Markets, the Company believes that it has assembled sufficient channel rights and programming agreements, including the DIRECTV Agreement, to provide programming packages competitive with those offered by traditional hard-wire cable operators. Additionally, the Company uses reception equipment which (when channel availability is sufficient) enables it to offer SFU subscribers pay-per-view programming and addressability.

     Price - The Company offers its subscribers multiple wireless video packages at prices comparable with those of hard-wire competitors. Prices for DIRECTV programming packages are determined by DIRECTV, pursuant to the DIRECTV Agreement. The Company offers its SFU subscribers a programming package consisting of basic service, pay-per-view access and premium packages. The Company can offer a price to its SFU subscribers for basic service that is typically comparable with prices for the same services offered by traditional rural hard-wire cable operators because of the Company's lower operating costs.

Markets

      The following tables provide selected information regarding the Company's Markets as of December 31, 1998.


                              Estimated
                              Total                 SFU/MDU
                              Households(1)         Subscribers
                              ----------            -----------
Video Operating Systems:
Lafayette, LA                  180,300                3,193
Lake Charles, LA               111,600                4,139
Wharton, TX                    102,300                1,786
Bryan/College Station, TX      102,700                3,496
Pensacola, FL                  217,400                2,300
Panama City, FL                108,300                2,290
Milano, TX                      40,900                1,543
Monroe, LA                     114,100                2,916
Tullahoma, TN                  109,600                3,676
Bunkie, LA                      94,700                2,677
Brenham, TX                     39,500                2,277
Gainesville, FL                138,700                7,025
Jeffersonville, GA             189,300                2,025
Bucks, AL                      150,800                1,090
Fort Walton Beach, FL           64,200                  411
Dothan, AL                     100,500                2,371
Delta, MS                      100,800                4,791
Demopolis, AL                   17,500                1,057
Gulf Coast, MS(2)              132,300                5,649
Houma, LA                       81,700                1,035
Jackson, MS                    211,500               15,163
Natchez, MS                     76,500                4,217
Oxford, MS                      60,100                4,825
Alexandria, LA                  31,700                2,082
Huntsville, AL(3)              196,800                3,770
Lawrenceburg, TN(3)             76,400                1,002
Albany, GA                      92,900                1,457
Meridian, MS                    73,300                2,571
Florence, AL                    62,000                1,845
Tupelo, MS                     130,900                2,795
Charing, GA                     41,100                1,226
Starkville, MS                  84,100                2,316
Tuscaloosa, AL                  87,100                  785
Tallahassee, FL                129,800                1,171
Freeport, TX                   192,700                   33
Hattiesburg, MS                121,400                  146
Gadsden, AL                    198,100                   38
                              --------              -------
Totals                       4,063,600              101,189
Total DBS Subscribers                                 3,696
                                                    -------
Total Wireless and DBS
  Subscribers                                       104,885
                                                    =======

                                 Estimated
                                   Total
                               Households(1)
                               ------------
Data-only Operating Systems:
Baton Rouge, LA                261,700
Memphis, TN                    433,200
                               -------
Totals                         694,900
                               =======


                               Estimated
                                 Total
                             Households(1)
                             -----------
Non-Operating Markets:
Ocala, FL                     275,500
Chattanooga, TN               276,100
Huntsville, TX                 89,000
Flippin, TN                    56,700
Bankston, AL                   64,800
Montgomery, AL                149,200
Selma, AL                      35,700
Groveland, GA(4)              172,800
Hoggards Mill, GA              22,600
Matthews, GA                  193,600
Tarboro, GA                    81,500
Valdosta, GA                  103,200
Marianna, FL                   56,700
Auburn, AL                     62,200
Birmingham, AL                308,400
Mobile, AL(5)                  66,100
Six Mile, AL                   32,600
Woodville, AL                  29,700
Pine Bluff, AR(6)              86,300
Columbus, GA                  160,100
Vidalia, GA                    50,800
Bowling Green, KY(7)          126,900
Hussier, LA                   267,400
Leesville, LA                  43,500
Natchitoches, LA(8)            30,600
Ruston, LA                     44,700
Tallulah, LA                   19,500
Moorehead City, NC             82,700
                            ---------
Totals                      2,988,000
                            =========


                               Estimated
                                 Total
                             Households(1)
                                 (10)
                            -------------
Wireless One of North
Carolina Markets(9):
Asheville, NC                 246,700
Fayetteville, NC              245,300
Greenville, NC                 99,200
Hickory, NC                   376,800
Jacksonville, NC              136,700
Rocky Mount, NC               199,100
Roanoke Rapids, NC             44,700
Wilmington, NC                136,900
Rockingham, NC                 93,200
Elizabeth City, NC             63,800
Raleigh, NC                   217,800
Winston-Salem, NC             546,400
Charlotte, NC                 577,400
                            ---------
Totals                      2,984,000
                            =========

                               Estimated
                                 Total
                             Households(1)
                             --------------

Summary:
Video Operating Systems      4,063,600
Data Operating Systems         694,900
Non-Operating Markets        2,988,000
Wireless One of North
  Carolina Markets(11)       1,492,000
                             ---------
Totals - MDS                 9,238,500
                             =========

WCS Spectrum                11,000,000(12)
                            ==========

_________________________

(1) "Estimated Total Households" represents the Company's estimate of the total number of MDU (excluding hotels, motels and hospitals) and SFU households that are within the Company's Intended Service Area. "Intended Service Area" includes (i) areas that are presently served, (ii) areas where systems are not presently in operation but where the Company has the ability to commence operations and (iii) areas where service may be provided by signal repeaters or, in some cases, pursuant to FCC applications. "Estimated LOS Households" represents the Company's estimate of the number of MDU
     (excluding hotels, motels and hospitals) and SFU households that can receive an adequate wireless signal from the Company in its Intended Service Area (determined by applying a discount to the Estimated Total Households in order to account for those homes that the Company estimates will be unable to receive service due to certain characteristics of the particular market). The calculation of Estimated LOS Households assumes (i) the grant of pending applications for new licenses or for modifications of existing licenses and
     (ii) the grant of applications for new licenses and license modification applications, which have not yet been filed with the FCC.

(2) Four channels currently utilized in the Gulf Coast System were granted by the FCC without acting on an objection filed by a third party.

(3) The Huntsville, Alabama System and the Lawrenceburg, Tennessee System were launched in January 1991 and January 1995, respectively, but acquired by the Company in August 1996.

(4) Objections to the Company's lessors' requests for extension of time to construct twelve channels are pending before the FCC. The outcome of these matters cannot be determined.

(5) An existing wireless cable operator is serving a small number of subscribers in this market with an 11-channel MDS system.

(6) The Company believes that another entity has leased rights to 20 other channels that are the subject of pending ITFS applications.

(7) The Company currently leases eight channels in Bowling Green, and has filed applications for 12 commercial channels pursuant to the BTA Auction that cannot be granted until interference agreements with unaffiliated third parties in nearby markets can be secured. There can be no assurance that such interference agreements can be secured or that applications for these 12 channels will be granted.

(8) Twelve of the ITFS channels for the Natchitoches Market are subject to comparative disposition with competing applications. The outcome of these dispositions cannot be reliably projected at this time.

(9) The Company holds a 50% interest in Wireless One of North Carolina, LLC ("WONC"), which holds a number of MDS licenses and the right to use frequencies owned by the University of North Carolina ("UNC") to develop a statewide MMDS/ITFS network. WONC's contract with UNC allows it to build wireless video and data systems across the state using the frequencies of UNC. Based on WONC's ITFS filings and channel acquisitions, the Company's existing properties and BTA auction high bids, the Company believes that WONC will have sufficient channel capacity to launch data and video products in the markets set forth in this table. The Company continues to evaluate financing plans for WONC as well as the potential sale of its interest in WONC.

(10) Amounts in this table reflect 100% of WONC's estimated total and LOS households. The Company owns a 50% interest in WONC.

(11) Amounts represent the Company's 50% interest in WONC's total and LOS households.

(12) A portion of the 11 million total households attributable to the Company's WCS Spectrum are included in estimated total households in other tables above.

                     _________________________

       Programming - The Company generally offers its SFU subscribers 20 to 26 basic cable channels and one to four premium channels in each Market. In 84% of its Operating Systems, the Company also offers its SFU subscribers one pay-per-view channel. In addition, the Company retransmits five local off-air VHF/UHF channels along with its wireless channels, which provide its SFU subscribers with access to local news and weather in all but two of its Markets. The price of the SFU basic packages is $25.95 per month, with an additional $9.95 to $11.95 per premium channel. The Operating Systems transmit at 10 to 50 watts of power from transmission towers and generally have signal patterns covering a radius of 18 to 35 miles.

       The   following  chart  sets  forth  the  Company's  current
programming line-up available to SFU subscribers in a typical Operating System (selections differ by market).

BASIC
ABC (local network affiliate)   The Learning Channel (education)

AMC (classic movies)            Lifetime (special interest)

A & E (arts & entertainment)    NBC (local network affiliate)

Black Entertainment Television  Nickelodeon (children's)
  (special interest)

CBS (local network affiliate)   PBS (education, general interest)

Country Music Television        Regional Sports Network South
   (country music)                (southeast U.S. sports)

CNN (news)                      TBS Superstation (sports, movies)

C-SPAN (public affairs)         TNN/QVC (special interest)

Discovery (science)             TNT (sports, movies)

The Disney Channel (1)          USA (general interest)

ESPN (sports)                   The Weather Channel (weather)

The Family Channel (family      WGN (Chicago-general interest)
  entertainment)

Fox (local network affiliate)   VH1 (contemporary  music)

The History Channel
  (educational)

PREMIUM                         PAY-PER-VIEW
Home Box Office                 Viewer's Choice

Showtime

The Disney Channel*

Cinemax

   * The Disney Channel is part of the basic package in certain Markets and a premium channel in other Markets.

      Channels - The Company holds some of its FCC channel licenses directly, but for a majority of its channel rights, the Company has acquired the right to transmit over those channels under leases with holders of channel licenses and applicants for channel licenses, although certain of those leases may require amendment before the underlying channels can be utilized by the Company in connection with its WarpOneSM product. Although the Company has obtained or anticipates that it will be able to obtain access to a sufficient number of channels to operate commercially viable wireless cable systems and the DIRECTV MDU and Internet access products in its Markets, if a significant number of the Company's channel leases are terminated or not renewed, a significant number of pending FCC applications in which the Company has rights are not granted, or the FCC terminates, revokes or fails to extend or renew the authorizations held by the Company's channel lessors, the Company may be unable to provide a commercially viable programming package to its wireless cable customers or its DIRECTV or WarpOneSM products in some or all of its Operating Systems or Non-Operating Markets. In addition, before the Company can deploy certain of the facilities it requires, certain of its channel lessors will have to successfully apply to the FCC for authority to modify their existing or proposed facilities or consent to the modification of facilities of other licensees in the region. It is possible that one or more of such lessors may hinder or delay the Company's efforts to use the channels in accordance with the Company's plans for the particular market. Further, the Company may require consents to interference or waivers of the FCC's interference protection rules from one or more licensees with which it does not currently have a relationship in order to implement its plans, and may require one or more licensees to modify their facilities in order to avoid interference to the Company's planned facilities.

      Currently, the FCC will not accept applications for new ITFS licenses or "major" modifications of ITFS licenses which affects channel rights in several of the Company's Non-Operating Markets. The most recent five-day window for filing ITFS applications was completed on December 23, 1996, in which the Company filed the majority of the applications required to effectuate its future launch plans. Some of the Company's pending ITFS applications have been processed by FCC engineers and staff attorneys. The remaining ITFS applications are expected to undergo review by FCC engineers and staff attorneys over the next 6-12 months. If the FCC staff determines that an application meets certain basic technical and legal qualifications, the staff will then determine whether the application proposes facilities that would result in signal interference to facilities proposed in other applications filed during the same window or suffer signal interference from facilities proposed by other applications submitted during the same window. If so, the applications are considered to be "mutually exclusive." Until 1998, the FCC chose from among mutually exclusive applications by utilizing comparative criteria that resulted in a somewhat predictable selection process, depending upon the particular factual circumstances. However, responding to Congressional amendment of the Communications Act, the FCC amended its rules to require the use of auctions to select from among competing applicants. Efforts are currently underway to further amend the Communications Act to eliminate the use of auctions to select from among mutually exclusive ITFS applications. However, the Company is unable to predict whether those efforts will prove successful and, if so, what system the FCC will then use to select from among mutually exclusive ITFS applicants.

      A small number of the Company's lease agreements involve applications for channel licenses for which competing applications have been filed. The Company therefore anticipates that a substantial number of the pending applications will be granted. However, no assurance can be given as to the precise number of applications that will be granted.

      EdNet Agreement - The Company contracts with Mississippi EdNet Institute, Inc. ("EdNet") for the commercial use of 20 ITFS channels in each of its Mississippi Markets (the "EdNet Agreement"). The EdNet Agreement provides exclusive rights to use all excess airtime (that portion of a channel's airtime available for commercial programming under FCC rules and policies) for the 20 ITFS channels located in each of the Company's Mississippi Markets. The Company believes that the EdNet Agreement presents the Company with a number of strategic benefits. The Company's rights under the agreement to the available commercial use of 20 of the 32 available wireless frequencies throughout Mississippi provide it with the critical mass of channels necessary to operate its SFU video business in each of its Mississippi markets and create a significant competitive advantage relative to other potential wireless cable operators in such markets. The large contiguous nature of the cluster of Markets encompassing Mississippi will allow the Company to centralize operations and achieve substantial economies of scale in Mississippi and surrounding Markets. The
Company believes its transmission of programming involving job training, fire and police training, literacy projects and other continuing education programs enjoys the support of the Mississippi state authorities and will generate substantial goodwill in the community and enhance the Company's identity as a local provider of subscription television service. EdNet recently notified the Company that it intends to reclaim three of these channels in December 1999 (EdNet currently broadcasts on one of these channels in the Company's Jackson, Mississippi Market). The Company has initiated discussions with EdNet regarding this notice, but cannot now predict the results of these discussions, whether EdNet will exercise its option to reclaim the channels, or if it does, the effect of these actions on the Company.

System Costs

      As a part of the Company's refocused marketing strategy, all Non-Operating Markets launched in the future are expected to be WarpOneSM-only markets. Capital costs to modify existing video headend equipment and launch the WarpOneSM product in an existing Operating System will be approximately $325,000. Capital costs to launch the Internet product in a Non-Operating Market will be approximately $550,000. The Company estimates that each additional MDU wireless cable subscriber will require an incremental capital expenditure of approximately $50 to $285 in material, installation labor and overhead charges. By comparison, the cost of each additional SFU wireless cable subscriber is estimated to average $360 to $560. The capital cost for each Internet subscriber is approximately $1,300, including equipment and labor, which is expected to be totally offset by fees collected at the time of installation.

      The operating costs for wireless cable systems are generally lower than those for comparable traditional hard-wire systems, as a result of lower system network maintenance and depreciation expense. Programming from contract suppliers is generally available to traditional hard-wire and wireless cable operators on comparable terms. The Company believes that the combination of its new focus on MDU customers and its stable base of SFU subscribers will allow it to maintain an average churn rate below 2.5% per month, resulting in reduced installation, operating and marketing expenses. By locating its operations in geographic clusters, the Company believes that it can further minimize capital and contain operating costs per subscriber by taking advantage of economies of scale in management, sales and customer service. For each Operating System or geographic cluster, the Company employs an operations manager, product specific salespersons and installation and repair personnel. All other functions are centralized at the Company's Jackson, Mississippi headquarters, including engineering, marketing, billing, customer service, finance and administration.

Competition

      In addition to competition from traditional hard-wire cable television systems and other DBS providers, the Company faces competition from a number of other sources, some of which are described below.

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

      Telephone Companies - Local Exchange Carriers ("LECs") may provide video service in their telephone service areas either through traditional cable television systems, through the marketing of DBS services, or through the provision of "video dialtone." Under the FCC's video dialtone rules, a LEC that provides video dialtone must make available to multiple service providers, on a nondiscriminatory common carrier basis, a basic platform that will permit end users to access video program services provided by others. Several large telephone companies have announced plans to either (i) enhance their existing distribution plant to offer video dialtone service, or (ii) construct new distribution plants in conjunction with a local cable operator to offer video dialtone service. BellSouth Corporation and Ameritech, among others, have developed traditional cable television systems within their local exchange areas. In March 1999, AT&T Corp. merged with Tele-Communications, Inc. ("TCI"), the largest cable television system operator in the United States. AT&T has announced its intention to provide high-speed Internet access services and telephony services over TCI's cable systems. In addition, AT&T has signed an agreement with Time Warner, Inc. ("TW") pursuant to which it will offer telephony services over TW's cable systems. While the competitive effect of the offering by telephone companies of video dialtone and subscription television services is still uncertain, the Company believes that wireless cable technology will continue to offer a lower cost alternative.

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

     High-Speed Data/Internet - In the Internet access/high-speed data market for business and/or MDU customers, the Company experiences competition from numerous types of service providers, including traditional ISPs, inter-exchange carriers, local telephone companies and hard-wire cable television companies.

      The  competition  for  Internet access  and  high-speed  data transmission  services  to small to mid-size  businesses  generally
falls   into  three  categories:   national,  regional  and   local
competitors. National competitors include inter-exchange carriers such as AT&T, MCI and Sprint, and national ISPs such as America Online, Digex, PSINet and UUNet. The services offered by national competitors generally range from dial-up- 14.4 Kbps to a dedicated
DS-3   (45   mbps)   connection.   Some  competitors   have   added
Asynchronous  Digital Subscriber Lines ("ADSL")  to  their  service
offerings.   ADSL can achieve higher data speeds (1.5 mbps  to  8.4
mbps)  than  previously  possible over  the  existing  copper  wire
infrastructure  found  in  most local  telephone  lines.   Regional
competitors include RBOCs and regional ISPs that generally offer services that range from dial-up- 14.4 Kbps to dedicated T-1 (1.5
mbps)   connections.   Local  competitors  include  local  exchange
carriers, multi-system hard-wire cable operators and local ISPs. The services offered by local competitors generally range from dial-
up  14.4  Kbps  to  a  dedicated T-1 connection.   Local  providers
generally aggregate or over-subscribe local traffic onto access lines which are connected to a regional or national provider. Accordingly, these local providers typically target consumers, as opposed to businesses.

       The Company also faces intense competition from other providers of data transmission services, and will face competition if it implements telephony transmission services on a commercial basis. Because the MMDS spectrum has not traditionally been utilized to deliver such alternative services, consumer acceptance of such services delivered via MMDS technology is unknown at this time. Many of the existing providers of data transmission and telephony services, such as long distance and regional telephone companies, have long-standing relationships with their customers, have significantly greater financial and other resources than the Company and have the ability to subsidize competitive services with revenues from a variety of other services. Accordingly, there can be no assurance that the Company will be able to compete successfully against other providers of such services, or that the Company will be able to achieve profitability from such services in future years.

Regulatory Environment

     General - The wireless communications industry is subject to regulation by the FCC pursuant to the Communications Act. The Communications Act empowers the FCC, among other things, to issue, revoke, modify and renew licenses; to approve the assignment and/or transfer of control of such licenses; to approve the location of systems; to regulate the kind, configuration and operation of equipment used by systems; and to impose certain equal employment opportunity and reporting requirements on channel license holders and operators.

      The FCC has determined that wireless systems are not "cable systems" for purposes of the Communications Act. Accordingly, a wireless cable system does not require a local cable franchise and is subject to fewer local regulations than a hard-wire cable system. In addition, all transmission and reception equipment for a wireless cable system can be located on private property, therefore eliminating the need to make use of utility poles, dedicated easements or other public rights of way. Although wireless cable operators typically lease cable licenses and occasionally must lease MDS licenses, unlike hard-wire cable operators they do not have to pay local franchise fees. Recently, legislation has been introduced in several states to authorize state and local authorities to impose on all video program distributors (including wireless cable operators) a tax on such distributors' gross receipts comparable to the franchise fees that hard-wire cable operators must pay. Similar legislation might be enacted in states where the Company does business or intends to do business. Efforts are underway by the Wireless Communication Association International, Inc. to have Congress preempt the imposition of such taxes by enacting new federal legislation. In addition, the industry is opposing the state bills as they are introduced. However, it is not possible to predict whether new state laws will be enacted that impose new taxes on wireless cable operators.

      Technical Rules - Wireless communications transmissions are subject to FCC regulations governing interference and transmission quality. Most of the Company's systems operate in a standard analog format. The FCC has adopted guidelines for the implementation of certain digital transmission formats, which are intended to facilitate the rapid implementation of digital wireless cable systems capable of providing more programming sources on the same channel bandwidth and improving signal quality. In addition, the Company's two-way Internet product operates utilizing digital modulation.

      The FCC also regulates MDS and ITFS transmitter locations and signal strength. The operation of a wireless cable television system requires the co-location of a commercially viable number of transmitting antennae and operations with common technical characteristics (such as power and polarity). In order to commence the operations of certain of the Company's Markets, applications have been filed or must be filed with the FCC to relocate and modify authorized transmission facilities.

      Under current FCC regulations, a wireless cable operator generally may serve any location within the LOS of its transmission facility, provided that it complies with the FCC's interference protection standards. An MDS station generally is entitled to interference protection within a 35-mile radius around its transmitter site. Generally, an ITFS facility is entitled to the same 35-mile protected area, as well as interference protection for all of its FCC-registered receive-sites. In launching or upgrading a system, the Company may wish to relocate its transmission facility, or increase its height or signal power in order to serve one or more of its targeted markets. If such changes would result in interference to any previously proposed station, the consent of such station must be obtained before the FCC will grant the
proposed  modification.   There  can  be  no  assurance  that   any
necessary consents will be received. In addition, such modifications will be subject to the interference protection rights of BTA Auction winners.

       Availability of Equipment. The FCC has adopted rules providing for the commercial availability of set top boxes and other consumer equipment to allow subscribers to obtain set top boxes, remote control units, etc., from commercial sources such as electronic retailers, rather than only from the wireless communications operator. However, wireless operators are still permitted to take steps necessary to guarantee system security. There can be no assurance that the Company will not be required to incur additional costs in complying with such regulations and restrictions.

      Cable Rate Regulation. The rates charged by the Company for its services are not currently regulated by the government.
Although the FCC has regulated the rates charged by cable television systems since 1992, as of April 1, 1999, only the rates charged by a cable television system for its basic programming tier and equipment required to receive that programming are subject to regulation. However, a cable operator that is not subject to "effective competition" is still required to maintain uniform rates for all programming tiers, although the FCC has allowed promotional or introductory discounts and has recently ruled that the rates charged to individual subscribers in MDUs can be discounted compared to the rates charged SFUs, so long as the rates within a given MDU are uniform. The Company is unable to predict what impact the recent changes to the regulation of cable rates will have upon its business.

      Equal Employment Opportunities. In 1998, the D.C. Circuit Court of Appeals ruled that the FCC's broadcast equal employment opportunity rules were unconstitutional. In response to that decision, the FCC has proposed to amend its EEO rules to eliminate the requirement that the wireless communications operator's employee group reflects the racial or minority composition of the local community labor force and instead to require recruitment for every job opening except for internal promotion and some possible lower level positions. This would require active, public recruitment for each non-exempt position to be filled. The operator would be required to make an effort to inform all potential job candidates of openings. The FCC is currently considering several alternative approaches to specific recruitment requirements.

      Emergency Alert System. The Commission has determined that wireless cable systems must participate in the Emergency Alert System ("EAS") on the same basis as cable systems and must install EAS equipment by October 1, 2002. For systems with 5,000 or more customers, emergency alerts and warnings must be presented to subscribers both visually and aurally on all programmed channels (channels carrying video programming). For small systems (fewer than 5,000 customers), alerts and warnings must be presented to customers aurally on all programmed channels and visually on at least one programmed channel with video interrupt on all channels that do not carry the EAS message.

      Internet and Telecommunications Regulatory Matters. As the Company becomes increasingly focused upon the provision of Internet access and other telecommunications services, it may become subject to regulations or fees imposed by the FCC or other regulatory agencies on ISPs or providers of basic telecommunications services.

      The law relating to the liability of Internet access and data communications services for information carried on or transmitted through their networks is unsettled. As the law in this area develops, the potential imposition of liability upon the Company for information carried on and transmitted through its network could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Congress has recently enacted the Online Copyright Infringement Liability Limitation Act. This Act limits the liability of ISPs for copyright infringement claims for infringing material carried on and transmitted through its network, provided that the service provider complies with certain requirements. In general, the Act requires that in order to benefit from its protections, the infringing material must be transmitted through the provider's network via an automatic process, the provider must not be aware that the infringing material is on the provider's network, and the provider must expeditiously remove such material upon notification from the copyright holder. In addition, the service provider may not initiate placement of the infringing work on its network.

      In the future, it is possible that additional laws and regulations may be adopted with respect to the Internet and providers of telecommunications services, covering issues such as content, indecency and obscenity, defamation, privacy, and pricing. The Company cannot predict the impact, if any, that any future regulatory changes or developments may have on its business, financial condition, and results of operations.

     Cross Ownership Rules - FCC rules generally prohibit hard-wire cable operators from providing wireless cable service in areas where the hard-wire cable franchise area overlaps with the service area of a wireless cable system. In certain circumstances, the FCC may grant waivers of such restriction, or the common ownership of hard-wire and wireless cable systems may otherwise be exempt. Cable operators may offer wireless cable service in such overlap areas where the cable company is subject to "effective" competition under certain circumstances. Telephone companies are not subject to any such cross-ownership restrictions.

      Antenna Restrictions - The 1996 Act offers wireless cable operators and satellite programmers relief from private and local governmentally imposed restrictions on the placement of receive-site antennae. In some instances, wireless cable operators have been unable to serve areas due to laws, zoning ordinances, homeowner association rules or restrictive property covenants banning the erection of antennae on or near homes. In August 1996, the FCC adopted rules preempting restrictions that unreasonably impair installation, maintenance or use of receive-site antennae. The FCC has ruled that its preemption does not apply to antennae used solely to receive data transmission services or to provide Internet access.

      The Company has recently launched a two-way Internet product in three Markets utilizing WCS channels for upstream transmissions from subscribers and MDS or ITFS channels for downstream transmissions to subscribers. Downstream Internet transmissions require the use of digital modulation, and the FCC requires that it give its prior approval to the use of digital modulation by any MDS or ITFS station. Applications for FCC consent to the partitioning, disaggregation and assignment of BellSouth WCS rights to the Company are pending before the FCC. In the interim, the Company has the right to lease those channel rights from BellSouth for nominal fees. Although the Company has acquired WCS rights for most of its Markets, in some markets it will need to acquire WCS spectrum or utilize its MDS or ITFS spectrum for upstream transmission. In September 1998, the FCC promulgated new rules which permit the use of MDS and ITFS Channels for upstream use. In addition to establishing technical parameters for such use, the FCC also amended "educational use" requirements to give ITFS licensees and wireless cable operators more flexibility when digital compression is employed by the wireless cable operator or where the channels are used for high-speed data transmission or Internet access. Specifically the rules require the wireless cable operator to provide the greater of 20 hours per channel or 5% of the existing broadcast capacity when digital technology is employed, but permits this obligation to be satisfied by providing high-speed data transmission or Internet access services to the ITFS licensee in lieu of video programming. These rules will enhance the Company's ability to use its existing channel rights to provide its WarpOneSM product in new markets. However, the Company may need to amend some of its existing ITFS lease agreements to permit it to take advantage of these more flexible use requirements and there can be no certainty that any or all of the ITFS licensees will agree to make such amendments to their existing lease agreements. Additionally, although the FCC has adopted streamlined policies to expedite the granting of MDS and ITFS digital authorizations and the Company has taken advantage of those policies to secure digital authorizations for some of its markets, there can be no assurance that the necessary digital authority will be granted in each case.

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

Employees

      As of March 1, 1999, the Company had approximately 389 employees. None of the Company's employees is subject to a collective bargaining agreement. The Company has experienced no work stoppages and believes that it has good relations with its employees. To meet certain operational requirements, the Company also utilizes the services of unaffiliated independent contractors to install new customers in its wireless cable systems.

Factors That May Affect Future Results of the Company

      This Annual Report contains certain statements that are not historical facts, which are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect management's best judgment concerning the matters contained therein based on factors currently known. Such statements include, without limitation, statements regarding future liquidity, cash needs and alternatives to address capital needs, and the Company's expectations regarding positive operating cash flow, net losses, subscriber and revenue levels, profitability and SG&A costs, the expected results of the Company's business strategy, and other plans and objectives of management of the Company for future operations and activities and are indicated by words or phrases such as "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "the Company believes," "the Company intends," "we believe," "we intend" and similar words or phrases.

      Actual results could differ materially from those anticipated in these "forward looking statements" as a result of a number of factors, including but not limited to those listed below. "Forward looking statements" provided by the Company, especially in the sections entitled "Business" "Market for Registrant's Common Equity and Related Matters" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" are provided pursuant to the safe harbor established by recent securities legislation and should be evaluated in the context of this cautionary statement.

Risks Associated with the Company's Operations

      Dependence of Internet Product on Hardware Supplier - The Company's business plan assumes substantial growth and development of its WarpOneSM product. The current supplier of the modems used by WarpOneSM customers has notified its customers, including the Company, that, due to excess demand and cash flow difficulties of the supplier, the modems have been "placed on allocation" and would be shipped only for cash or an irrevocable letter of credit. The Company has made arrangements with the supplier for the shipment of sufficient modems to meet the Company's projected needs through August 1999. The Company intends to work with the supplier or to pursue other ways to resolve long-term supply needs and believes that comparable alternative modems are available or will be available in the near-term. No assurance can be made, however, that the supplier will be able to continue meeting the Company's demand for modems or provide technical support for the modems already purchased by the Company, that the Company will be able to meet the terms of the supplier, or that the Company will be able to find comparable alternative suppliers. The inability of the Company to maintain an adequate supply of these modems could have a material adverse effect on the Company's business and results of operations.

       Competition - Subscription Television Industry - The subscription television industry is highly competitive. The Company's wireless cable and DIRECTV products face or may face competition from several sources, such as traditional hard-wire cable systems, other direct broadcast satellite ("DBS") systems, satellite master antenna television ("SMATV") systems and other alternative methods of distributing and receiving video programming. Furthermore, premium movie services offered by the Company's wireless cable and DIRECTV products encounter significant competition from the sale and rental of video cassettes and similar products. In areas where several local off-air VHF/UHF broadcast channels can be received without the benefit of subscription television, the Company also experiences competition from the availability of broadcast signals generally and has found market penetration to be more difficult. Legislative, regulatory and technological developments may result in additional and significant competition, including competition from proposed new wireless services such as local multipoint distribution service ("LMDS") in the 28 GHz band and WCS in the 2.3 GHz band. Local Exchange Carriers ("LECs") are authorized to provide video services in their telephone service areas either directly to customers as a hard-wire cable operator or wireless cable operator, or as a "video dialtone" provider that makes available to multiple service providers, on a nondiscriminatory common carrier basis, a basic platform that will permit end users to access video program services provided by others. Many actual and potential competitors have greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with existing competitors or new entrants in the market for subscription television services.

      Competition - High-Speed Data/Internet - In the Internet access/high-speed data market for business and/or MDU customers, the Company experiences or may experience competition from numerous types of service providers, including traditional ISPs, inter-exchange carriers, local telephone companies and hard-wire cable television companies and other wireless service providers.

      The  competition  for  Internet access  and  high-speed  data transmission  services  to small to mid-size  businesses  generally
falls   into  three  categories:   national,  regional  and   local
competitors. National competitors include inter-exchange carriers such as AT&T, MCI WorldCom and Sprint, and national ISPs such as America Online, Digex, PSINet and UUNet. The services offered by national competitors generally range from dial-up- 14.4 Kbps to a dedicated DS-3 (45 mbps) connection. Some competitors have added Asynchronous Digital Subscriber Lines ("ADSL") to their service
offering.   ADSL can achieve higher data speeds (1.5  mbps  to  8.4
mbps)  than  previously  possible over  the  existing  copper  wire
infrastructure  found  in  most local  telephone  lines.   Regional
competitors include RBOCs and regional ISPs that generally offer services that range from dial-up- 14.4 Kbps to dedicated T-1 (1.5
mbps)   connections.   Local  competitors  include  local  exchange
carriers, multi-system hard-wire cable operators and local ISPs. The services offered by local competitors generally range from dial-
up  14.4  Kbps  to  a  dedicated T-1 connection.   Local  providers
generally aggregate or over-subscribe local traffic onto access lines which are connected to a regional or national provider. Accordingly, these local providers typically target consumers, as opposed to businesses.

       The Company also faces intense competition from other providers of data transmission services, and will face competition if it implements telephony transmission services on a commercial basis. Because the MMDS spectrum has not traditionally been utilized to deliver such alternative services, consumer acceptance of such services delivered via MMDS technology is unknown at this time. Many of the existing providers of data transmission and telephony services, such as long distance and regional telephone companies, have long-standing relationships with their customers, have significantly greater financial and other resources than the Company and have the ability to subsidize competitive services with revenues from a variety of other services. Accordingly, there can be no assurance that the Company will be able to compete successfully against other providers of such services, or that the Company will be able to achieve profitability from such services in future years.

     Government Regulations - General - The wireless communications industry is extensively regulated by the FCC. The FCC regulates, among other things, the issuance, assignment and modification of licenses necessary for the Company to operate wireless cable systems and its WarpOneSM product, certain commercial terms of the Company's ITFS capacity lease agreements, the technical parameters of the Company's WarpOneSM product and the time afforded license holders to construct their facilities. The FCC imposes fees for certain applications and licenses and has the authority, in certain circumstances, to revoke and cancel licenses and impose monetary fines for violations of its rules. In addition, FCC licenses must be renewed periodically and, while such renewals generally have been granted on a routine basis in the past, there is no assurance that licenses will continue to be renewed routinely in the future. The failure of the Company's channel lessors to renew their respective licenses or of the FCC to grant such extensions could have a material adverse effect on the Company.

      No assurance can be given that new regulations will not be imposed or that existing regulations will not be changed in a manner that could have a material adverse effect on the industry as a whole and on the Company in particular. In addition, wireless communications operators and channel license holders are subject to regulation by the Federal Aviation Administration ("FAA") with respect to the construction, marking and lighting of transmission towers and to certain local zoning regulations affecting the construction of towers and other facilities. There also may be restrictions imposed by local authorities, neighborhood associations and other similar organizations limiting the use of certain types of reception equipment used by the Company. Future changes in the foregoing regulations or other regulations applicable to the Company could have a material adverse effect on the Company's results of operations and financial condition.

      Interference Issues - In each market in which the Company provides wireless cable service and/or Internet access and high-speed data transmission services the Company uses some or all of the 33 MDS and ITFS channels that are licensed for that market by the FCC. Under current FCC regulations, a wireless cable operator may install receive-site equipment and serve any point where its signal can be received. Interference from other wireless cable systems can limit the ability of a wireless cable system to serve any particular point. Moreover, where the Company utilizes MDS or ITFS channels for upstream transmissions from customers, customer locations may be restricted to the protected service area of the current downstream license. In licensing ITFS and MDS stations a primary concern of the FCC is avoiding situations where proposed station signals are predicted to cause interference to the reception of previously-licensed station signals. The Company's business plan involves modifying various of its MDS and ITFS licensed stations and obtaining the grant of licenses for new facilities that the Company will use. The FCC's interference protection  standards  may  make one or more  of  these  facilities impossible to license, in which event it may be necessary to negotiate interference agreements with the licensees of the stations which would otherwise block such facilities. Moreover, it may be necessary to secure the consent of certain licensees to modify their facilities in order to avoid interference to facilities that the Company intends to deploy. There can be no assurance that the Company will be able to obtain necessary interference agreements with terms acceptable to the Company, in which event the Company may have to curtail or modify operations in one or more of its markets, which could have a material adverse effect on the Company.

      Dependence on Channel Leases; Need for License Extensions; Loss of Licenses by Lessors - The Company is dependent on leases with unaffiliated third parties for a substantial portion of its wireless cable channel rights. The Company's channel leases typically cover four ITFS channels and/or one to four MDS channels each. FCC rules and policies require that each of these channels must be used an average of at least twenty hours per week for educational programming. Each of the Company's ITFS leases also provide that the ITFS license holder may, at its option, require that an additional twenty hours of air time per week for be used for educational programming. While certain recent changes to the FCC's rules have liberalized these requirements, these changes cannot be implemented unilaterally by the wireless cable operator and therefore substantially all of the ITFS leases to which the Company is a party continue to contain these programming requirements. (See "- Government Regulation"). The Company cannot guarantee that any or all of the ITFS licensees who lease capacity to the Company will not exercise their rights to recapture airtime under their lease agreements or, if requested by the Company, will agree to amend their ITFS leases to permit the Company to take advantage of the more liberal programming requirements.

      The remaining initial terms of most of the Company's channel leases are approximately five to ten years. Certain of the
Company's channel leases may require amendment to provide the Company the ability to utilize the underlying channel for its WarpOneSM product. However, in the event an ITFS or MDS license is not renewed or is otherwise terminated prior to the end of the lease term, the authorization will no longer be valid, and the Company will have no rights under its lease to transmit on channels that are subject to such nonrenewed or terminated license. Existing ITFS licenses have varying expiration dates depending on the date of the initial grant of such licenses by the FCC and will expire at the end of the current license term unless renewed. MDS licenses generally will expire on May 1, 2001, unless renewed.

     The Company has a lease with Mississippi EdNet Institute, Inc. ("EdNet") for the commercial use of 20 ITFS channels in each of its markets in the state of Mississippi (the "EdNet Agreement"). The term of the EdNet Agreement is 10 years from the date of issuance of certain construction permits, each of which was granted in 1992. The Company anticipates that, pursuant to the EdNet Agreement, the lease term will terminate on or about April 1, 2002, unless renewed prior thereto. The commercial use of these channels represents the majority of the Company's channels in Mississippi and the termination of, or inability to renew, the EdNet Agreement would have a material adverse effect on the Company's operations in its Mississippi markets. By letter dated December 15, 1998, EdNet notified the Company that it wishes to recapture three of these channels (EdNet currently broadcasts on one of these channels in the Company's Jackson, Mississippi Market) for academic purposes effective December 20, 1999. The Company has initiated discussions with EdNet regarding this notice, but cannot now predict the results of these discussions, whether EdNet will exercise its option to reclaim the channels, or if it does, the effect of these actions on the Company.

      As noted above (see "- Interference Issues"), before the Company can deploy certain of the facilities it requires, certain of its channel lessors will have to successfully apply to the FCC for authority to modify their existing or proposed facilities. In other cases, certain of the Company's channel lessors or unaffiliated third parties will be required to consent to the modification of facilities of other lessors in the region or to modify their own facilities in order to avoid interference to the Company's facilities. There can be no assurance that the Company's lessors and third parties will agree to submit and prosecute applications for the necessary modifications or consent to the necessary modifications of other lessors.

      The FCC's rules require that the Company's ITFS lessors maintain the right to recapture additional transmission capacity for their transmission of educational or instructional material. Although the Company believes that it can continue to provide a viable service in the event its ITFS lessors exercise their recapture rights, there can be no assurance that such recapture will not have a material adverse impact on the Company and its business.

      Dependence on Program Suppliers - The Company is dependent on fixed-term contracts with various program suppliers such as CNN, ESPN and HBO. Although the Company has no reason to believe that any such contracts will be cancelled or will not be renewed upon expiration, if such contracts are cancelled or not renewed, the Company will have to seek program material from other sources. There can be no assurance that other program material will be available to the Company on acceptable terms or at all or, if so available, that such material will be acceptable to the Company's subscribers.

      Dependence on DIRECTV Contracts - Due to the lower costs associated with offering the DIRECTV product relative to the Company's traditional wireless cable product, in its revised business plan the Company has shifted the focus of its sales and marketing efforts to emphasize sales of DIRECTV service. In order to provide such service, the Company is dependent on contracts with DIRECTV that give the Company the right to market DIRECTV to certain SFU and MDU customers. Although the Company has no reason to believe that any such contracts will be canceled or will not be renewed upon expiration, if such contracts are canceled or not renewed, such cancellation or nonrenewal could have a material adverse effect on the Company.

      Physical Limitations of Signal Transmission - Reception of wireless cable programming or the use of the Company's channel authorizations to provide Internet and high-speed data transmission service requires a direct, unobstructed LOS from the transmission facility to the subscriber's receive-site antenna. Therefore, in communities with tall trees, hilly terrain, tall buildings or other obstructions in the transmission path, signal transmission can be difficult or impossible to receive at certain locations, and the Company is not able to supply service to all potential cable subscribers or Internet or high-speed data transmission customers. While in certain instances the Company can employ boosters, also known as repeaters, to overcome LOS obstructions, there can be no assurance that it will be able to secure the necessary FCC authorizations for such additional repeaters as may be necessary to achieve the desired signal coverage. In addition to limitations resulting from terrain, in limited circumstances extremely adverse weather can damage transmission and receive-site antennae, as well as other transmission equipment.

      Difficulties and Uncertainties of a New Industry - Wireless cable is a new industry with a short operating history. Potential investors should be aware of the difficulties and uncertainties that are normally associated with new industries, such as lack of consumer acceptance, difficulty in obtaining financing, increasing competition, advances in technology and changes in laws and regulations. There can be no assurance that the wireless cable industry will develop or continue as a viable or profitable industry.

      Changes in Technology - The subscription television and telecommunications services industries in general are subject to rapid and significant changes in technology such as LMDS, digital compression, ADSL and fiber optic networks. These changes may increase competitive pressures on Reorganized Wireless or require capital investments by Reorganized Wireless (to remain competitive) in excess of its available resources. Because of the rapid and high level of technological change in the industry, the effect of technological changes on the businesses of Reorganized Wireless cannot be predicted with any certainty.

      Significant Holders - Upon the consummation of the Plan, certain holders of Old Senior Notes are expected to receive distributions of shares of the New Common Stock representing in excess of five percent of the outstanding shares of the New Common Stock. If holders of significant numbers of shares of New Common Stock were to act as a group, such holders may be in a position to control the outcome of actions requiring stockholder approval, including the election of directors. This concentration of ownership could also facilitate or hinder a negotiated change of control of Reorganized Wireless and, consequently, impact upon the value of the New Common Stock.

      Further, the possibility that one or more of the holders of significant numbers of shares of New Common Stock may determine to sell all or a large portion of their shares of New Common Stock in a short period of time may adversely affect the market price of the New Common Stock.

      Year 2000 Compliance - The year 2000 computer issue concerns the ability of computer systems and other equipment containing embedded microchip technology to distinguish the year 2000 from the year 1900. Many experts fear that this programming problem could render computer systems and such other equipment around the globe inoperable. The potential year 2000 risks to the Company include disruptions or failures within the Company's operations and products, as well as within the operations and products of its suppliers and other key business partners. Because of the indirect effect of third parties, an accurate assessment and prediction of the impact of the year 2000 issue on the Company is difficult.

Risks Associated with the Company's Chapter 11 Proceeding

      General - The Company's ability to emerge from bankruptcy is subject to a number of risks, certain of which are described below. There can be no assurance that the Company will emerge from the Chapter 11 proceeding pursuant to the Plan or otherwise. Before the Company can emerge from its Chapter 11 proceeding in accordance with the Plan among other things, the Bankruptcy Court must approve the Disclosure Statement, the Company must solicit votes from certain creditors and equity security holders and the Bankruptcy Court must confirm the Plan, which it may do only if a number of statutory requirements have been met. See "- Chapter 11 Bankruptcy Proceeding - Approval of the Disclosure Statement and Confirmation of the Plan." There can be no assurance that the Bankruptcy Court will approve the Disclosure Statement or confirm the Plan or that the Disclosure Statement and the Plan will not be modified prior to approval or confirmation.

      Dependence on Future Asset Sales and/or Additional  Financing
- The Plan assumes that, in order to repay the Postpetition Financing and successfully emerge from bankruptcy, the Company will require additional cash that will be obtained through asset sales or additional financing. Although the Company is actively pursuing certain asset sales and financing transactions and has entered into a letter of intent with a prospective purchaser of its hard-wire cable system in Huntsville, Alabama, the Company has no binding agreements providing for such sales or financing. Any such sales or financings must be on terms reasonably acceptable to the Unofficial Noteholders' Committee and MLGAF to the extent required by the terms of the Postpetition Financing and would be subject to Bankruptcy Court approval. There can be no assurance that the Company will be able to find additional financing or dispose of its assets at a fair price or raise sufficient funds through such asset dispositions to permit it to pay off the Postpetition Financing and to fund ongoing working capital requirements upon emerging from bankruptcy.

     In addition to the repayment of the Postpetition Financing and funding the Company's current working capital requirements, the Company's business plan assumes that, after emergence from bankruptcy, Reorganized Wireless will require one or more substantial investments to finance projected capital expenditures and operating expenses for system development. These activities may be financed in whole or in part by Reorganized Wireless through debt or equity financing, secured or unsecured credit facilities, joint ventures, or other arrangements. There are no assurances, however, that the financing necessary to fund the business plan will be available on satisfactory terms and conditions, if at all. Additional debt could result in a substantial portion of the cash flow of Reorganized Wireless from operations being dedicated to the payment of principal and interest on such indebtedness and may render Reorganized Wireless more vulnerable to competitive pressures and economic downturns. The failure to obtain additional financing could adversely effect the growth of Reorganized Wireless and its ability to compete successfully in the subscription television and Internet service industries.

      Going Concern Qualification of Independent Auditors' Report - The Independent Auditors' Report of KPMG Peat Marwick on the financial statements included in this Annual Report, contains the following statement: "The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the Consolidated Financial Statements, the Company commenced a voluntary proceeding under Chapter 11 of the United States Bankruptcy Code which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The Consolidated Financial Statements and Financial Statements schedule do not include any adjustments that might result on the outcome of these uncertainties." If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amount of such assets.

      FCC Approval; Transfer of Control Applications - The FCC is required to grant prior approval of any assignment or transfer of control involving an entity that holds an FCC license. As a result of the Plan, the Company will be required to obtain FCC approval of the transfer of control of the BTA authorizations and channel licenses held directly or indirectly by Wireless to the holders of the New Common Stock.

      The Company shortly will file the applications for the FCC's consent to such transfer of control (the "FCC Applications"). Once the FCC Applications have been accepted for filing by the FCC and notice of the proposed transfer has been published in the FCC's public notices, there is a 30-day period, during which time interested parties may file comments on or petitions to deny the FCC Applications. During the approval process, the FCC will examine the FCC Applications to determine, among other things, whether the prospective owners of five percent (5%) or more of the voting securities of Reorganized Wireless are qualified to hold an attributable interest in, or control, the authorizations at issue. During this process, the FCC will place particular emphasis on determining the existence of any issues relating to alien ownership and cable cross-ownership by any person or entity holding an attributable interest. Generally, transfer of control applications are granted within two to three months of filing. Because of the inherent uncertainties in the application process (e.g. a challenge to the FCC Applications and composition of ownership of voting securities), there can be no assurance that the FCC Applications will be granted within two to three months of their filing or at all.

      BTA Authorizations; Repayment of Bidding Credit and BTA Notes
- The Company and its subsidiaries acquired, or have obligations to acquire, authorizations for 70 BTAs in the FCC's auction that concluded in March 1996 at a cost of approximately $37.2 million, including the Bidding Credit discussed below. (The Company was also the winning bidder in auctions for two additional BTAs, the authorizations for which have not yet been issued. The aggregate bid amount was approximately $640,000 for such additional BTAs and the Company received a Bidding Credit equal to $96,400.) In the auction, the Company qualified as a "designated entity" because it was a "small business" under the FCC's regulations. As a designated entity, the Company was entitled to (a) receive a bidding credit ("Bidding Credit") of 15% of the total cost of the BTAs, and (b) finance the payment for the BTAs under 10-year installment promissory notes with 8.6% to 9.5% annual interest rates (the "BTA Notes"). The total Bidding Credit was approximately $5.6 million. In the event that Reorganized Wireless ceases to qualify as a small business, the FCC may require that one or more of the subsidiaries of Reorganized Wireless (a) reimburse the FCC for up to 75% of the Bidding Credit plus interest, and (b) make full payment of all unpaid principal and interest accrued under the BTA Notes as of the date of the transfer of control.

      Applicable FCC regulations define a small business as an entity that together with its affiliates has average annual gross revenues that are not more than $40 million for the preceding three calendar years, excluding increases in gross revenues that result from operations, business development and expanded service. Pursuant to the regulations, an entity would be considered an
"affiliate" of Reorganized Wireless if it (a) directly or indirectly controls or has the power to control Reorganized Wireless, (b) is directly or indirectly controlled by Reorganized Wireless, (c) is directly or indirectly controlled by a third party or parties that also controls or has the power to control
Reorganized Wireless, or (d) has an identity of interest with Reorganized Wireless that is sufficient to constitute affirmative or negative control. In determining the issue of control, the FCC will examine, among other things, the ownership of voting stock and other securities (50% of voting securities is deemed to constitute control), occupancy of director, officer or key employee positions, contractual relationships such as voting trusts or voting agreements and the identity of interests between and among persons, such as members of the same family and persons with common investments. If an entity is deemed to be an "affiliate" of Reorganized Wireless, the average annual gross revenues of such entity will be aggregated with those of the Company in determining whether the $40 million threshold is exceeded.

     The Company currently expects that ownership of the New Common Stock will be dispersed among a sufficient number of separate and independent entities to prevent any one or more entities from being deemed to "control" Reorganized Wireless under FCC regulations. Additionally, although the Plan contemplates that the initial Board of Directors of Reorganized Wireless will be subject to the approval of the Unofficial Noteholders' Committee and MLGAF, such persons are expected to be unaffiliated with one another. Subsequent members of the Board of Directors will be elected by all stockholders at annual meetings and day to day operations of the business will be run by the existing management of the Company. Accordingly, the Company does not believe that it will be required to aggregate the revenues of any purported "affiliate." However, the Company is unable to predict with absolute certainty the composition of the ownership of the New Common Stock at the time of filing the FCC Applications or thereafter and accordingly, there can be no assurance that one or more subsidiaries of Reorganized Wireless will not be required to refund a significant amount of its Bidding Credit and pay in full the BTA Notes.

      Lack of Established Market for New Common Stock - Pursuant to the Plan, approximately 96% of the New Common Stock will be issued to holders of Old Senior Notes, some of whom may prefer to liquidate their investment rather than to hold it on a long-term basis. There is currently no trading market for the New Common Stock (such as the Nasdaq Stock Market or a national or regional stock exchange) nor is it known whether or when one would develop. Further, there can be no assurance to the degree of price volatility in any such particular market. While the Plan as filed was based on an assumed reorganization value of $12.84 per share of New Common Stock, such valuation is not an estimate of the price at which the New Common Stock may trade in the market. The Company has not attempted to make any such estimate in connection with the development of the Plan. No assurance can be given as to the market prices that will prevail following Confirmation.

      Dividend Policies - Reorganized Wireless does not anticipate paying any dividends on the New Common Stock in the foreseeable future. In addition, the covenants in any future financing facility to which Reorganized Wireless may be a party may limit the ability of Reorganized Wireless to pay dividends. Certain institutional investors may only invest in dividend-paying equity securities or may operate under other restrictions which may prohibit or limit their ability to invest in New Common Stock.

     Preferred Stock; Certain Provisions of the Charter and By-laws and the DGCL - The Charter of Reorganized Wireless will provide for "blank check" authorization for the issuance of Preferred Stock. Until such time (if any) as the Board of Directors of Reorganized
Wireless   determines  that  Reorganized  Wireless   should   issue
Preferred Stock and establishes the respective rights of the holders of one or more series thereof, it is not possible to state the actual effect of authorization of the Preferred Stock upon the right of holders of New Common Stock. The effects of such issuance could include, however: (i) reduction of the amount of cash otherwise available for payment of dividends on New Common Stock if
dividends   are   also  payable  on  the  Preferred   Stock,   (ii)
restrictions on dividends on New Common Stock if dividends on the Preferred Stock are in arrears, (iii) dilution of the voting power of New Common Stock (if the Preferred Stock has voting rights (including, without limitation, votes pertaining to the removal of directors) and (iv) restriction of the rights of holders of New Common Stock to share in the assets of Reorganized Wireless upon
liquidation  until  satisfaction  of  any  liquidation   preference
granted to the holders of Preferred Stock. In addition, so called "blank check" preferred stock may be viewed as having possible anti-takeover effects, if it were used to make a third party's attempt to gain control of Reorganized Wireless more difficult, time consuming or costly.

      The Charter and by-laws of Reorganized Wireless and the DGCL contain provisions which may have the effect of delaying, deterring or preventing a future takeover or change in control of Reorganized Wireless unless such takeover or change in control is approved by the Board of Directors of Reorganized Wireless. Such provisions may also render the removal of directors and management more difficult. The Charter and by-laws provide for, among other things, removal of directors with or without cause by the affirmative vote of the holders of a majority of the voting power of the then outstanding voting capital stock of Reorganized Wireless, voting together as a single class, exclusive authority of the Board of Directors to fill vacancies on the Board of Directors (other than in certain limited circumstances), certain advance notice requirements for stockholder nominations of candidates for election to the Board of Directors and certain other stockholder proposals, restrictions on who may call a special meeting of stockholders and a prohibition on stockholder action by written consent. Amendments to certain provisions in the Charter require the affirmative vote of the holders of at least 80% of the total votes eligible to be cast in the election of directors, voting together as a single class. The DGCL also contains provisions preventing certain stockholders from engaging in business combinations with the Reorganized Wireless, subject to certain exceptions.


Item 2.   Properties

      The Company leases approximately 32,000 square feet for its administrative and regional offices in Jackson, Mississippi, which leases expire between March 1, 2001 and January 1, 2002. The Company pays approximately $435,000 per year for such space. The Company may purchase or lease additional office space in other locations when it launches additional Internet-focused systems. In addition to office space, the Company also leases space on transmission towers located in its various markets. The Company believes that office space and space on transmission towers is readily available on acceptable terms in each of its Markets.

      The Company owns certain trademarks; however, the Company believes that its business is not materially dependent upon its ownership of any single trademark or group of trademarks.


Item 3.   Legal Proceedings

      On February 11, 1999, the Company commenced a voluntary proceeding under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On March 15, 1999, the Company filed its Plan and Disclosure Statement. A hearing is currently scheduled to be held on May 25, 1999 to consider the adequacy of the information contained in the Disclosure Statement. See Item 1. "Chapter 11 Bankruptcy Proceeding," for a more complete description of this proceeding and the Plan.


Item 4.   Submission of Matters to a Vote of Security Holders

     Not Applicable


                              PART II

Item 5.   Market for Registrant's Common Equity and Related Matters

     The following table sets forth the high and low closing bid prices of the common stock as reported by the NASDAQ National Market through October 21, 1998 and by the OTC Bulletin Board from and after October 22, 1998.



                                        MARKET PRICE

          FISCAL PERIOD                 HIGH      LOW
          -------------                 ---------------
          1997:
          First Quarter                 $ 7       $ 2 5/8
          Second Quarter                $ 4       $ 2 1/2
          Third Quarter                 $ 3 7/8   $ 2 1/16
          Fourth Quarter                $ 3 7/8   $ 2

          1998:
          First Quarter                 $ 2 1/8   $ 2/3
          Second Quarter                $ 1 5/8   $ 1
          Third Quarter                 $ 1 1/8   $ 1/2
          Fourth Quarter                $   4/7   $ 1/8

          1999:
          First Quarter                 $ 15/16   $ 1/6









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

     At March 31, 1999, there were approximately 238 record holders of the Company's common stock.


Item 6.   Selected Financial Data

The selected consolidated financial data presented below are derived from the consolidated financial statements of the Company and its subsidiaries. The consolidated financial statements for the years ended December 31, 1996, 1997 and 1998, are included elsewhere in this Form 10-K. The financial statements for the year ended December 31, 1995 reflect the operating results of the Company for the period from January 1, 1995 through October 18, 1995 and the combined results of the Company and the assets acquired in October 1995 from Heartland Wireless Communications, Inc. for the period from October 19, 1995 through December 31,
1995. The financial statements for the year ended December 31, 1996 reflect the operating results of the Company for the period from January 1, 1996 through July 28, 1996 and the combined results of the Company and TruVision for the period from July 29, 1996 through December 31, 1996. This selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, the related notes and the independent auditors' report, which contains an explanatory paragraph that states that the Company's commencement of a voluntary proceeding under Chapter 11 of the Bankruptcy Code raises substantial doubt about the Company's ability to continue as a going concern, appearing elsewhere in this document. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                                Year Ended December 31,
                                                        --------------------------------------------------------------------------
                                                            1994           1995           1996            1997            1998
                                                        ------------   ------------   -------------   -------------   ------------
STATEMENT OF OPERATIONS DATA:
Total revenues                                          $   399,319   $  1,410,318   $  11,364,828   $  34,580,464   $  38,737,367
Operating expenses:
  Systems operations                                        274,886        841,819       8,416,134      23,398,304      25,489,657
  Selling, general and administrative expenses            1,800,720      4,431,839      15,559,156      28,317,852      25,405,295
  Depreciation and amortization                             413,824      1,783,066      11,625,507      35,741,301      40,377,539
  Impairment of long-lived assets                               ---            ---             ---             ---      26,270,196
                                                        -----------   ------------   -------------   -------------   -------------
Total operating expenses                                  2,489,430      7,056,724      35,600,797      87,457,457     117,542,687
                                                        --------------------------------------------------------------------------
Operating loss                                           (2,090,111)    (5,646,406)    (24,235,969)    (52,876,993)    (78,805,320)
Interest expense and  other, net                           (171,702)    (2,046,068)    (20,134,426)    (37,562,848)    (44,660,182)
                                                        --------------------------------------------------------------------------
Loss before income taxes                                 (2,261,813)    (7,692,474)    (44,370,395)    (90,439,841)   (123,465,502)
Income tax benefit                                                -              -       4,700,000       1,300,000       5,200,000
                                                        --------------------------------------------------------------------------
Net loss                                                $(2,261,813)  $ (7,692,474)  $ (39,670,395)  $ (89,139,841)  $(118,265,502)
Preferred stock dividends and discount accretion                  -       (786,389)              -               -               -
                                                        --------------------------------------------------------------------------
Net loss applicable to common stock                     $(2,261,813)  $ (8,478,863)  $ (39,670,395)  $ (89,139,841)  $(118,265,502)
                                                        ==========================================================================
Basic and diluted loss per common share                 $     (1.21)  $      (2.02)  $       (2.65)  $       (5.26)  $       (6.99)
                                                        ==========================================================================
Basic and diluted weighted average common
  shares outstanding                                      1,863,512      4,187,736      14,961,934      16,940,374      16,910,064
                                                        ==========================================================================


                                                                             December 31,

                                              -------------------------------------------------------------------------------
                                                 1994             1995            1996              1997            1998
                                              -------------    ------------    ------------     ------------    -------------
BALANCE SHEET DATA:
Working capital                               $  (1,537,244)   $122,084,511(1) $106,676,500(1)  $ 24,880,046(1) $ (23,513,679)
Total assets                                      8,914,224     213,799,874     395,609,362      317,587,198      227,193,588
Current portion of long-term debt                 1,457,295         376,780       3,169,383          871,408        2,542,956
Senior secured notes payable                            ---             ---             ---              ---       12,500,000
Long-term debt                                    2,839,602     150,871,267     299,909,221      317,529,032      336,287,418
Deferred taxes                                            -               -       6,500,000        5,200,000                -
Total stockholders' equity (deficit)              4,343,713      55,649,687      70,666,682      (18,986,021)    (137,251,523)


(1)  Includes    approximately   $17,637,839,    $18,149,180    and
     $19,258,789 of funds held in escrow at December 31, 1995, 1996 and 1997, respectively, to be used to pay interest due on the Company's 13% Senior Notes due 2003.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt. The majority of the Company's long-term debt bears fixed interest rates. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial instruments.

     The following discussion should be read in conjunction with the financial statements (including the notes thereto) included elsewhere in this Annual Report and pertain solely to the historical financial statements contained herein.

      On July 29, 1996, the Company merged with TruVision in exchange for approximately 3.4 million shares of the Company's common stock. As a result, the results of operations for the year ended December 31, 1996 includes the operating results of the Company for the period from January 1, 1996 through July 28, 1996 and the combined operating results of the Company and TruVision from July 29, 1996 to December 31, 1996. Period-to-period comparisons of the Company's financial results are not necessarily meaningful and should not be relied upon as an indication of future performance due to the acquisition of TruVision and the development of the Company's business and system launches during the periods presented.

Overview

     Since its inception, the Company has significantly increased its Operating Systems and number of subscribers. This controlled growth has been achieved from internal expansion and through acquisitions and mergers. The Company has sustained substantial net losses, primarily due to fixed operating costs associated with the development of its systems and products, interest expense and charges for depreciation and amortization.

      Historically, the Company's principal business has been the operation of wireless cable systems which provide, as of December 31, 1998, television programming service to approximately 101,000 subscribers in 39 Operating Markets. These markets have an average of 27 cable television programming channels, including local broadcast programming. The Company also offers up to 185 channels of DBS programming from DIRECTV in many of its Operating Markets under cooperative marketing agreements with DIRECTV and its distributors. As of December 31, 1998, the Company had approximately 3,700 DBS subscribers. In addition to its 39 Operating Markets, the Company owns the BTA authorization from the FCC, or otherwise has aggregated wireless cable channel rights, in 41 Non-Operating Markets, also located primarily throughout the southeastern United States (including 13 such Markets located in North Carolina and held by an entity in which the company has a 50% interest).

      While the Company is continuing its business as a wireless cable operator and will continue to exploit its DIRECTV agreements, during 1998 the Company redirected its primary long-term business strategy to expand the use of its spectrum through the delivery of BWA services such as two-way high-speed Internet access, data transmission and IP telephony services, and the Company has devoted substantial resources in 1997 and 1998 to the development of these services and products. The Company's initial BWA product, developed and engineered over the past approximately two and one-half years, is a high-speed, two-way Internet access and data transmission product which it is marketing under the name "WarpOneSM". In 1998 the Company introduced Warp OneSM in Jackson, Mississippi, Baton Rouge, Louisiana, and Memphis, Tennessee as test markets.

      In March 1998, the Company retained BT Alex. Brown as financial advisors to review its business operations, including its immediate working capital needs. With the assistance of BT Alex. Brown and other professionals, the Company began a number of initiatives to improve cash flow and liquidity, including curtailing or delaying its plans to expand into new Non-Operating Markets, instead concentrating on the maintenance of its existing 39 Markets. During January 1999, the Company also consolidated 10 field offices and further reduced its workforce by approximately 20%.

     In September 1998, the Company entered into the Senior Secured Facility with MLGAF to fund ongoing operations. As of February 11, 1999, the Company had borrowed $13.5 million in aggregate principal amount under such facility.

      In January 1999 the Company began negotiations with the Unofficial Noteholders Committee regarding restructuring the Old Senior Notes through a prenegotiated plan of reorganization. After extensive negotiations with the Unofficial Noteholders Committee and other holders of the Old Senior Notes, the parties entered into the Bondholders Agreement, which provides for the material terms of a restructuring of the Company. On February 11, 1999 the Company filed the Bankruptcy Case.

     Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor in possession with the protection and supervision of the Bankruptcy Court in a manner intended to minimize the impact of the Bankruptcy Case on the Company's day-to-day activities. See "- Liquidity and Capital Resources" for a description of certain financing obtained by the Company since the filing of the Bankruptcy Case and a summary of the terms of the Plan.

      The Company does not anticipate being able to generate net income for the foreseeable future and there can be no assurance that other factors, such as, but not limited to, general economic conditions and economic conditions prevailing in the Company's industry, its inability to raise additional financing or disruptions in its operations, will not result in further delays in operating on a profitable basis. Net losses are expected to continue as the Company focuses its resources on the marketing of its DIRECTV MDU and SFU products, development of its Internet access product and as additional systems are commenced or acquired. See "- Liquidity and Capital Resources."

Year 1998 Compared to the Year 1997

     Revenues - The Company's revenues consist of monthly fees paid by subscribers for the basic and premium programming services and box rental and commissions from the DIRECTV agreements. The Company's revenues for 1998 were $38.7 million as compared to $34.6 million for 1997, an increase of $4.1 million or 12%. The increase in revenue was primarily due to a 15% increase in the monthly rate for basic programming implemented in March 1998, as well as installation charges, commissions and box rental, pursuant to the DIRECTV agreements. These increases in revenue were offset by a decrease in the number of subscribers.

     Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, and certain repairs and maintenance expenditures. Programming costs and channel lease payments (with the exception of minimum payments) are variable expenses which increase as the number of subscribers increases. Systems operations expenses for 1998 were $25.5 million (66% of revenue) as compared to $23.4 million (68% of revenue) for 1997, reflecting an increase of $2.1 million or 9%. This increase is attributable primarily to the launching of the new Internet systems in Memphis, Jackson, and Baton Rouge.

     Selling, General and Administrative Expenses - Selling, general and administrative ("SG&A") expenses for 1998 were $25.4 million (66% of revenue) compared to $28.3 million (82% of revenue) for 1997, a decrease of $2.9 million or 10%. The Company has experienced decreasing SG&A expenses as a result of its de-emphasis of SFU markets and a refocusing on growth in the MDU and DTV markets.

     The Company believes such SG&A costs will not stabilize until all planned DIRECTV and Internet markets are launched. At that time, administrative expenses should remain constant with selling and general expense stabilizing when desired penetration rates are achieved. In order for such stabilization to occur, the Company's anticipated schedule of system and product launches needs to be met and desired penetration rates need to be achieved. The Company's ability to meet its currently anticipated launch schedule is dependent on numerous factors, including the ability of the Company to achieve the necessary regulatory approvals for such systems in a timely manner and its ability to finance the launch of such systems. Although management currently expects to meet the anticipated systems and product launch schedule, there can be no assurance that such schedule will be met or the necessary penetration rates will be achieved in such markets to provide for the stabilization of SG&A costs.

     Depreciation and Amortization Expense - Depreciation and amortization expense for 1998 was $40.4 million versus $35.7 million for 1997, an increase of $4.7 million or 13%. The increase in depreciation expense during the period was due to additional capital expenditures related to the launch of new systems in the third and fourth quarter of 1998. In addition, amortization of leased license costs increased due to new launches.

     Interest Expense - Interest expense for 1998 was $46.0 million versus $41.8 million for 1997, an increase of $4.2 million or 10%. This increase in interest expense is due primarily to the borrowings under the Senior Secured Facility.

      Impairment of Long-Lived Assets - Upon completion of its new business plan, the Company reevaluated the carrying value of its licenses and property and equipment in each of its markets and determined that the undiscounted future cash flows of certain markets were not sufficient to support the carrying amounts. As a result, the Company estimated the fair value of these assets by discounting future cash flows considering other factors such as the number of channels held in each market, recent comparable transactions, the number of households and estimated line-of-sight coverage, and specific market conditions. Based on this analysis, the Company recognized a loss in the amount of $26.3 million due to impairment of its license and leased license investment in twenty-two of the Company's undeveloped markets.

      Although at December 31, 1998, management does not believe that additional impairments under SFAS 121 are necessary, upon emergence from bankruptcy, under SOP90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company will adjust the carrying value of its assets and liabilities based upon the final determination of its reorganization value (a fair value concept) by a third party. The amount of such additional write-down is not currently estimable.

     Interest Income - Interest income in 1998 was $1.1 million versus $4.7 million for 1997, a decrease of $3.6 million or 77%. This decrease in interest income was due to a decrease in the amounts of funds available for investment that resulted from the net proceeds from the 1995 and 1996 Unit Offerings (each as defined in "Liquidity and Capital Resources") and the utilization of cash balances to build and develop new markets.

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

Liquidity and Capital Resources

     The wireless cable television and Internet access product businesses are capital intensive. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' premises, (ii) the construction of transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems, (v) investments in vehicles and administrative offices, and (vi) the development, testing and launch of new products, such as WarpOneSM, the Company's Internet access product. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets, to construct or acquire its Operating Systems, to commence construction of Operating Systems in different markets and to finance initial operating losses.

     In order to finance the expansion of its Operating Systems and the launch of additional markets, in October 1995, the Company completed the initial public offering of 3,450,000 shares of its common stock (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrently, the Company issued 150,000 units (the "1995 Unit Offering") consisting of the 1995 Senior Notes and 450,000 warrants to purchase an equal number of shares of common stock at an exercise price of $11.55 per share. The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the units into an escrow account to cover the first three years' interest payments on the 1995 Senior Notes as required by terms of the indenture governing the 1995 Senior Notes.

     In August 1996, the Company issued 239,252 units (the "1996 Unit Offering") consisting of the 1996 Senior Discount Notes and 239,252 warrants to purchase 544,059 shares of common stock at an exercise price of $16.64 per share. The Company received $118.6 million after expenses. The proceeds were used to fund marketing of the Company's new DIRECTV MDU product, development of the Company's Internet product, the launch of new systems and expansion of the Company's existing markets.

      In August 1996, the Company was the high bidder for the BTA rights in certain of its Markets. The Company paid $29.7 million for these rights, of which $5.9 million was paid in cash and the balance was financed with the FCC.

       On September 4, 1998, the Company entered into the Senior Secured Facility with MLGAF. Prior to the commencement of the Bankruptcy Case, the Company issued $13.5 million in aggregate principal amount of notes (the "Senior Secured Notes") under that facility to MLGAF. The Senior Secured Facility bore interest at 13% per annum and would have matured on April 15, 1999. The Senior Secured Facility was secured by substantially all of the Company's assets, as well as pledges of the stock of all of the Company's direct and indirect subsidiaries. In connection with the issuance of the Senior Secured Notes, the Company also issued to MLGAF seven-year detachable warrants to purchase up to 6% of the fully-diluted common stock at an exercise price of $0.72 per share. In order to obtain the Postpetition Financing (as discussed below), the Company restated the Senior Secured Notes as postpetition obligations.

     For the year ended December 31, 1996, cash used in operating activities was $22.1 million, consisting primarily of a net loss of $39.7 million offset by an increase in accounts payable and accrued expenses of $3.3 million, an increase in receivables and prepaids of $1.0 million, a decrease in deposits of $.9 million, depreciation and amortization of $11.6 million, non-cash income of $5.7 million and non-cash expenses of $8.4 million. For the year ended December 31, 1996, cash used in investing activities was
$89.7 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $60.4 million and $43.9 million, respectively. In addition, the Company received proceeds from the maturities of securities of $17.3 million, and made investments and purchased other assets at a cost of approximately $2.8 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as Non-Operating Markets and certain license and organization costs related to those Markets. For the year ended December 31, 1996, cash flows provided by financing activities were $106.0 million, consisting of $120.6 million in proceeds from the issuance of long-term debt and $.03 million in proceeds from the issuance of common stock, offset by $13.1 million in repayments of long-term debt and $1.6 million in payments for debt issue costs.

       For the year ended December 31, 1997, cash used in operating activities was $38.4 million consisting primarily of a net loss of $89.1 million, in addition to an increase in receivables and prepaid expenses of $2.9 million, a decrease in accounts payable and accrued expenses of $1.9 million, an increase in deposits of
$.3 million, partially offset by depreciation and amortization of $35.7 million, and net non-cash expenses of $20.1 million. For the year ended December 31, 1997, cash used in investing activities was $47.3 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $58.1 million and $3.3 million, respectively. In addition, the Company received proceeds from the maturities of securities of $18.3 million and made investments and purchased other assets at a cost of approximately $4.2 million. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as in Non-Operating Markets, and certain license and organization costs related to those Markets. For the year ended December 31, 1997, cash flows used in financing activities were $3.2 million consisting of repayments of long-term debt.

       For the year ended December 31, 1998, cash used in operating activities was $33.1 million consisting primarily of a net loss of $118.3 million partially offset by bad debt expenses of $1.6 million, depreciation and amortization (including impairment of long-lived assets of $26.3 million) of $66.6 million, net change in current assets and liabilities of $0.4 million and other net non-cash expenses of $23.6 million, plus non-cash deferred income tax benefit of $5.2 million, and a gain on sale of investment of $1.0 million. For the year ended December 31, 1998, cash provided by investing activities was $9.0 million consisting of the maturity of securities of $19.7 million, sale of the Company's interest in Telecorp Holding, Corp., Inc. of $2.5 million, less $13.2 million for capital expenditures and purchase of licenses and other investments. For the year ending December 31, 1998, cash provided by financing activities was $9.7 million consisting of proceeds of $12.5 million from the Senior Secured Notes less $2.8 million used for principal payments on long-term debt and debt issuance costs.

     As described above (see "- Overview"), on February 11, 1999, the Company announced that it had reached an agreement with the Unofficial Noteholders Committee and other holders of the Old Senior Notes regarding the financial reorganization of the Company. Pursuant to the Bondholders Agreement, the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (In re Wireless One, Inc., Case No. 99-295 (PJW)) on February 11, 1999. Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor in possession with the protection and supervision of the Bankruptcy Court in a manner intended to minimize the impact of the Bankruptcy Case on the Company's day-to-day activities. An immediate effect of the filing of the Bankruptcy Case was the imposition of the automatic stay under the Bankruptcy Code which, with limited exceptions, enjoins the commencement or continuation of all litigation against the Company during pendency of the Bankruptcy Case.

     On February 12, 1999, the Company entered into the Postpetition Financing with MLGAF providing the Company with an aggregate principal amount of financing of approximately $18.9 million. The Postpetition Financing includes (i) $13.5 million, representing the outstanding principal amount under the Senior Secured Facility, (ii) accrued interest under the Senior Secured Facility, (iii) a facility fee of $625,000 due to MLGAF in connection with the Senior Secured Facility and (iv) $4 million in additional financing provided by MLGAF. Amounts outstanding under the Postpetition Financing bear interest at 15% per annum, and the Postpetition Financing will terminate on the earliest to occur of
(i) August 12, 1999 (the date which is the six-month anniversary of the date of the entry of an interim order), (ii) the date the Postpetition Financing note has become or is declared to be immediately due and payable as a result of an Event of Default (as defined in the Postpetition Financing), (iii) the date of the redemption of the Postpetition Financing note by the Company or
(iv) the Effective Date. By means of the Postpetition Financing, the Company's cash needs under its business plan are expected to be met through mid-May 1999.

     On  March  15,  1999,  the  Company filed  the  Plan  and  the
Disclosure Statement, both of which reflect the terms of the Bondholders Agreement. The Plan provides that creditor claims, other than certain officer and director indemnity claims and the claims of holders of the Old Senior Notes, will be unimpaired. Pursuant to the Plan, on the Effective Date, the Old Senior Notes and equity interests of stockholders, and others, such as option and warrant holders, will be cancelled and on the Effective Date or as soon as practicable thereafter, holders of common stock on the Record Date will receive their ratable proportion of approximately 4% of (i) 9,950,000 of the 10,000,000 shares of the New Common Stock of Reorganized Wireless to be issued and outstanding as of the Effective Date, and (ii) the New Warrants, which are 5-year warrants to purchase an aggregate of 1,235,000 shares of New Common Stock at an exercise price of $29.57 per share, subject to adjustment under certain circumstances. All other equity interests will be cancelled and the holders thereof will not receive any distribution in respect thereof.

      The Company is expected to continue to generate operating and net losses for at least the foreseeable future. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. As the Company continues to develop systems, operating cash flow from more mature systems is expected to be partially or completely offset by negative operating cash flow from less developed systems and from development costs associated with establishing its new products and its Operating Systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. The
Company's ability to meet its currently anticipated video and Internet launch schedules and achieve its targeted penetration rates and subscriber levels is dependent on numerous factors, including the Company's ability to finance new launches and expansion of existing systems, its experience with its DIRECTV product (which remains a new product for the Company), the acceptance and performance of its Internet access product (a new product for the Company), the ability of the Company to achieve the necessary regulatory approvals for anticipated Internet product launches in a timely manner, and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain such operating cash flow levels at any time.

      There can be no assurance that the Company will emerge from the Chapter 11 proceeding, that the Company will be able to obtain financing upon emergence from bankruptcy, or that the Company will generate positive operating cash flow upon emergence from bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amount of such assets. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     On October 21, 1998, a hearing panel authorized by the National Association of Securities Dealers, Inc. issued a ruling that the Company does not meet all of the financial standards of the listing requirements of the Nasdaq National Market and that the Company's common stock would therefore be delisted from the Nasdaq National Market as of the close of business that day. The Company's common stock has traded on the OTC Bulletin Board under its existing symbol "WIRL," effective October 22, 1998.

  Year 2000 Compliance

      The Year 2000 computer issue concerns the ability of computer systems and other equipment containing embedded microchip technology to distinguish the year 2000 from the year 1900. Many experts fear that this programming problem could render computer systems and such other equipment around the globe inoperable. The potential Year 2000 risks to the Company include disruptions or failures within the Company's operations and products, as well as within the operations and products of its suppliers and other key business partners. Because of the indirect effect of third parties, an accurate assessment and prediction of the impact of the Year 2000 issue on the Company is difficult.

       The  Company is currently implementing plans to address both
the  internal  and  external Year 2000 issues.   Internally,  these
plans encompass an assessment of all major computer systems in use by the Company. The Company has already completed a significant upgrade to Year 2000 compliant software and hardware in conjunction with its 1996 merger. The Company currently anticipates it will have assessed and remedied all critical areas of its own operations by June 30, 1999, and that it will internally certify the readiness
of  these  critical  areas by June 30, 1999.   The  Company's  risk
assessment processes associated with critical suppliers  and  other
key    business   partners,   include   analyzing   responses    to
questionnaires previously solicited and, if necessary, performing onsite interviews. The Company is dependent upon the internal self-assessments of key business partners regarding their own Year 2000
issues.   The  Company intends to develop contingency  plans  based
primarily  on  these  assessment results.   Despite  the  Company's
efforts to identify and remedy its own internal Year 2000 problems as well as those of critical third parties, no assurance can be given that all such problems will be identified or adequately remedied, or that Year 2000 problems within its own systems and products or within those of third parties will not have a material adverse effect on the financial condition and results of operations of the Company.

      The following table is an estimate of timing for assessment and correction of Year 2000 issues:


                                Est. Completion Date       Est. Certification Date
                                -------------------       ------------------------
Internal Assessment             Completed                 N/A

Internal Corrections            June 30, 1999             June 30, 1999

Internal Assessment             June 30, 1999             June 30, 1999


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

      The Company does not expect any significant disruption to its operations as a result of Year 2000 issues. The Company is taking actions it believes are necessary and appropriate to identify and resolve any, and all of these issues. Because of the complexity of Year 2000 issues, and management's reliance on performance by third parties, the Company is not able to guarantee that all issues will be assessed, identified or corrected in a timely or successful manner.

      The foregoing statements regarding the Company's Year 2000 plans and related estimates of costs are forward looking statements and actual results will vary. The Company's success in addressing Year 2000 issues could be impacted by the severity of the problems to be resolved within the Company, by problems affecting its suppliers and other key business partners, and by the associated costs.

Item  7A.   Quantitative and Qualitative Disclosures  about  Market
Risks

     The Company is not exposed to material future earnings or cash flow fluctuations from changes in interest rates on long-term debt. The majority of the Company's long-term debt bears fixed interest rates. To date, the Company has not entered into any derivative financial instruments to manage interest rate risk and is currently not evaluating the future use of any such financial statements.

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

Item 9.   Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

     Not Applicable.


                             PART III

Item 10.   Directors and Executive Officers of the Registrant

Identification of Directors

      Certain of the Company's major stockholders, including Chase Manhattan Capital Corporation ("CMCC"), Chase Venture Capital Associates, L.P. ("CVCA"), Baseball Partners and Heartland Wireless Communications, Inc. ("Heartland"), are parties to a stockholders' agreement with respect to their shares of Common Stock (the "Agreement"). Pursuant to the Agreement, these shareholders agreed to vote their shares of Common Stock so that the Board will have up to nine members, up to three of whom will be designated by Heartland (at least one of whom must be independent of Heartland and the Company), up to two of whom will be designated by CMCC, Baseball Partners and CVCA (collectively, "Chase"), and one of whom will be designated by certain former stockholders of TruVision Wireless, Inc. ("TruVision") (collectively, the "TruVision Stockholders"). The Board has traditionally nominated for election to the Board those persons nominated by these stockholders. The remaining directors are designated by the full Board. Of the current directors, Mr. Burkhalter serves as the nominee of the TruVision Stockholders, Mr. McHenry and Ms. Henderson serve as the nominees of Heartland and Mr. Chavkin serves as the nominee of Chase. Mr. Sternberg was originally nominated by certain other stockholders of the Company, including Mr. Sternberg, who was a party to the Agreement prior to September 1996. Messrs. Sternberg and Yates now serve as nominees of the full Board.

     If the Company emerges from its bankruptcy proceeding pursuant to the Plan, the current directors will resign as of the Effective Date and will be replaced by the Board of Directors of Reorganized Wireless. Pursuant to the Plan, the Board of Reorganized Wireless will consist of seven members, one of which will be Mr. Burkhalter. Selection of the remaining members will be subject to the approval of the Unofficial Noteholders Committee and MLGAF.

       The following paragraphs set forth certain information concerning the Company's directors as of April 1, 1999.


Directors                    Age       Position
---------                    ---       --------
Hans J. Sternberg            63        Chairman of the Board
Henry M. Burkhalter          51        President and Chief Executive Officer
                                        of the Company and Director
Ernest D. Yates, Jr.         54        Executive  Vice  President and Chief
                                        Operations Officer and Director
Arnold J. Chavkin            47        Director
Marjean Henderson            48        Director
Carroll D. McHenry           55        Director


      Hans J. Sternberg has served as Chairman of the Board since the Company's founding in June 1995 and as Chairman of the Board of Old Wireless One since its founding in late 1993. He has also served as the Chairman and Chief Executive Officer of Starmount Life Insurance Company since 1983. He is a former owner and President and Chief Executive Officer of Maison Blanche Department Stores, a department store chain.

      Henry M. Burkhalter became a director of the Company in April 1996 and President of the Company and Vice Chairman of the Board upon consummation of the Company's merger with TruVision in July 1996. Mr. Burkhalter stepped down as Vice Chairman of the board in connection with his appointment as Chief Executive Officer of the Company in May 1997. Mr. Burkhalter had been Chairman of the Board of Directors, President and Chief Executive Officer of TruVision since its incorporation in April 1994. He has also served as the Chairman of Pacific Coast Paging, Inc. since 1990.

      Ernest D. Yates joined the Company on January 5, 1998, as Executive Vice President and Chief Operations Officer and Director. Mr. Yates's entire career has been in the telecommunication industry, where he has extensive experience in telecommunications technology in traditional switching and networks, video, wireless, fiber optics and advanced data networks and services. Mr. Yates most recently served as Executive Vice President of Operations for Electric Lightwave, a Competitive Local Exchange Carrier located in Vancouver, Washington. Mr. Yates has held executive management positions with Southwestern Bell Corporation, a Texas-based Regional Bell Operating Company.

      Arnold L. Chavkin became a director of the Company in April 1996. He has been a General Partner of Chase Capital Partners ("CCP") since January 1992 and has served as the President of Chemical Investments, Inc. since March 1991. Mr. Chavkin is a director of American Tower Corporation, Encore Acquisition Partners, Inc., Centennial Security, R&B Falcon Corporation, SMG, Inc., Triton Communications and U.S. Silica Company.

      Marjean Henderson became a director of the Company in October 1998. She has been Senior Vice President and Chief Financial Officer of Heartland since August 1997. From April 1996 to April 1997, Ms. Henderson served as Senior Vice President and Chief Financial Officer for Panda Energy International, Inc., a global energy concern. From December 1993 to October 1995, Ms. Henderson served as Senior Vice President and Chief Financial Officer for Nest Entertainment, Inc., a home video and movies concern. From October 1987 to December 1993, Ms. Henderson served as Vice President, Chief Financial Officer and Treasurer for RCL Enterprises, the Lyons Group, Lyrick Studios and Big Feet Productions.

      Carroll D. McHenry became a director of the Company in July 1997. Mr. McHenry is the Chairman of the Board, President and Chief Executive Officer of Heartland. Mr. McHenry was formerly a senior executive at Alltel, Inc., a national communications holding company ("Alltel"), most recently serving as President of Alltel's Communications Service Group, and serving as President of Alltel Mobile Communications, Inc. from July 1992 to May 1995. Mr. McHenry also serves as a director of CS Wireless Systems, Inc.

     On December 4, 1998 Heartland filed a voluntary pre-negotiated Plan of Reorganization and Disclosure Statement under Chapter 11 of the Bankruptcy Code. On January 19, 1999 the Bankruptcy Court approved its Disclosure Statement and on March 15, 1999, the Bankruptcy Court confirmed Heartland's Plan of Reorganization, effective April 1, 1999. Ms. Henderson and Mr. McHenry are executive officers of Heartland.

                         _________________

      During  1998,  the  Board  held 12 meetings.   Each  director
attended at least 75% of the aggregate number of meetings held during 1998 of the Board and committees of which he was a member.

       The Board maintains standing Audit and Compensation Committees. The Audit Committee, which met twice in 1998, oversees the activities of the Company's independent auditors, including approving the scope of the annual audit activities of the independent auditors, and reviews audit results and the internal audit controls of the Company. The current members of the Audit Committee are Ms. Henderson and Mr. Chavkin. The Compensation Committee, which met once in 1998 is authorized to make recommendations to the Board with respect to general employee benefit levels, determine the compensation and benefits of the Company's executive officers and administer the Company's stock option plans. Mr. McHenry is currently the sole member of the Compensation Committee. The Company does not have a nominating committee.

Compensation of Directors

      Each non-employee director receives an annual fee of $5,000, plus $500 for each Board meeting attended. All directors are reimbursed for reasonable out-of-pocket expenses incurred in attending Board and committee meetings. In addition, each non-employee Director (an "Eligible Director") is eligible to receive stock options under the Company's 1996 Non-Employee Directors' Stock Option Plan (the "Directors' Plan"). Pursuant to the Directors' Plan, each director who is an Eligible Director on each November 15 will also be granted on the following January 1 options to purchase an additional 2,000 shares of Common Stock. The Company granted options to purchase 4,000 shares of Common Stock (excluding options that were granted but subsequently forfeited) to non-employee directors under the Directors' Plan during 1998.

Identification of Executive Officers

      The following table sets forth the names, ages, and positions as of April 1, 1999 with respect to the Company's executive officers. For a description of the business experience of Messrs. Burkhalter and Yates, see "- Identification of Directors."

Name                         Age       Position

Henry  M.  Burkhalter        51      President and Chief  Executive
                                        Officer
Ernest  D.  Yates, Jr.       54      Executive Vice  President
                                        and Chief Operations Officer
Henry  G.  Schopfer, III     52      Executive Vice President,
                                        Chief Executive Financial Officer
                                        and Secretary
Thomas  G.  Noulles          52       Senior  Vice  President  and General
                                        Counsel

______________________

      Henry G. Schopfer, III became Executive Vice President and Chief Financial Officer on December 9, 1996. He also serves as the Company's Secretary. From 1988 to 1996, Mr. Schopfer served as an Executive Officer with Daniel Industries, Inc., a Houston, Texas-based manufacturer of oil field related products, most recently as Vice President and Chief Financial Officer. From 1982 to 1988, Mr. Schopfer held accounting management positions with Cooper Industries, Inc. a Houston, Texas-based Fortune 100 manufacturer. Prior experience includes nine years with Big Six accounting firms in Houston, Texas, and New Orleans, Louisiana. Mr. Schopfer has been a certified public accountant since 1972.

      Thomas G. Noulles joined the Company on August 10, 1998, as Senior Vice President and General Counsel. Mr. Noulles came to the Company from National Data Corporation ("NDC"), where he served as Outside Corporate Counsel to NDC and Vice President, General Counsel and Secretary to C.I.S. Technologies, Inc., a subsidiary of NDC. Mr. Noulles also has 22 years of law firm experience in transactions, mergers and acquisitions, structured transactions under the United States securities laws and business negotiations.

                         _________________

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and 10% stockholders to file with the SEC reports of ownership and changes in ownership of equity securities of the Company. In 1998, six such reports were inadvertently not filed to report the stock option repricing of Messrs. Sternberg, Burkhalter, Yates, Schopfer, Noulles, Senior Vice President and General Counsel, and Woolhiser, Vice President and Treasurer. See "Stock Option Repricing," below. In addition, two reports unrelated to the repricing were inadvertently filed late: a Form 4 reporting four transactions by Mr. Sternberg and a Form 3 reporting the appointment of Mr. Noulles, and a related stock option grant.


Item 11.   Executive Compensation

Annual Compensation

      The following table sets forth all cash compensation and options granted for the three years ended December 31, 1998 to the Company's Chief Executive Officer and its other most highly compensated executive officers (collectively, the "Named Executive Officers"). In 1998, no other executive officer of the Company received more than $100,000 in salary and bonus.

                                                                                       Long-Term
                                        Annual                                        Compensation
                                     Compensation                                        Awards
                               --------------------------------              -------------------------------
                                                                              Restricted         Securities         All
                                                                                Stock            Underlying        Other
Name and Principal Position     Year        Salary        Bonus                 Awards            Options(1)   Compensation(2)
---------------------------    ------      --------      -------             ------------       -------------  -------------
Henry  M. Burkhalter,          1998        $272,218      $   ---                      ---          229,627(3)  $ 9,000
  President and Chief          1997        $181,620      $175,000                     ---          200,000(4)  $ 8,566
  Executive Officer            1996        $ 80,500      $   ---                      ---           78,015(4)  $ 2,772

Ernest D. Yates, Jr.,          1998        $193,846      $ 50,000(6)         $  138,450(7)         200,000     $78,008
  Executive Vice President
  and Chief Operating
  Officer (5)

Henry   G.  Schopfer, III,     1998        $131,167      $    ---                     ---           19,324(3)  $29,328
  Executive Vice President     1997        $129,400      $ 20,000                      ---          10,000(4)  $17,464
  and Chief Financial          1996        $  4,615      $    ---                     ---           27,000(4)  $   ---
  Officer


(1) For additional information, please refer to the following tables.

(2) All amounts shown are amounts paid in automobile allowances except in the case of Mr. Yates whose 1998 compensation included $71,016 in moving and temporary living expenses and Mr. Schopfer, whose compensation in 1997 and 1998 included moving and temporary living expenses of $8,118 and $20,328, respectively. Amounts in this column also include additional cash compensation in amounts necessary to reimburse each person for federal and state income taxes due on such automobile allowances and moving and living expenses.

(3) Options reported as granted to Messrs. Burkhalter and Schopfer in 1998 represent options repriced in 1998, which were originally granted in 1996 and 1997 and reported in this column, and which are no longer outstanding. See "Stock Option Repricing," below.

(4) These options have been replaced by the options reported in this column as granted to Messrs. Burkhalter and Schopfer in 1998. See footnote (3) and "Stock Option Repricing," below.

(5)  Mr. Yates joined the Company on January 5, 1998.

(6) Represents the amount paid to Mr. Yates upon commencement of his employment with the Company.

(7) Represents the right to receive 65,000 shares of common stock. These shares are scheduled to be granted to Mr. Yates as follows: 30,000 on December 31, 1998 and 17,500 on each of
     December  31,  1999 and 17,500 on December 31,  2000.   As  of
     December 31, 1998, Mr. Yates held the right to receive all 65,000 shares of restricted stock having a value of $11,050. Mr. Yates will not have the right to receive dividends on the shares until they are granted.

1998 Stock Option Grants

     The following table sets forth certain information concerning the grant of stock options to the Named Executive Officers during 1998.

                                                                                                    Potential Realizable
                        No. of              % of                                                    Value at Assumed
                        Shares              Total                                                   Annual Rates of
                        Underlying          Options Granted                                         Stock Price
                        Options             To Employees           Exercise      Expiration         Appreciation for
   Name                 Granted             in  1998               Price         Date               Option Term(1)
------------------------------------------------------------------------------------------------------------------------
                                                                                                    5%            10%
                                                                                                    ------------------
Henry M. Burkhalter     229,627(2)          16.4%                  $   .656     7/29/06 / 11/26/07  $ 94,733      $240,074
Ernest  D. Yates, Jr.   200,000(3)          14.3%                  $   .656    11/26/07             $ 82,511      $209,099
Henry G. Schopfer, III   19,243(4)           1.4%                  $   .656    12/9/96 / 11/26/07   $  7,939      $ 20,119

_____________________


(1) Amounts reflect certain assumed rates of appreciation set forth in the Securities and Exchange Commission's executive compensation disclosure rules. Actual gains, if any, on stock option exercises depend on future performance of the common stock and overall market conditions. The fair market value of the Common Stock on the date of grant was $.656 per share.

(2) The options are not original grants, but are repriced options that replace the following original grants: (i) fully vested options to purchase 29,627 shares originally granted on July 29, 1996 and (ii) options to purchase 200,000 shares that vest in five equal installments on the first through the fifth anniversaries of original date of grant, November 26, 1997.

(3) The options shown vest in five equal installments on the first through fifth anniversaries of the original date of grant, November 26, 1997, with accelerated vesting in the event of a change in control of the Company. The options became effective on the date Mr. Yates commenced his employment with the Company, January 5, 1998. The original exercise price of $2.59 was reduced to $.656 in connection with the Company-wide stock option repricing in 1998. See "Stock Option Repricing," below.

(4) These options are not original grants, but are repriced options that replace the following original grants: (i) options to purchase 9,324 shares that were orignially granted on December 9, 1996 and (ii) options to purchase 10,000 shares that were originally granted on N ovember 26, 1997. These options vest in five equal installments on the first through the fifth anniversaries of their dates of grant. See "Stock Option Repricing," below.


Stock Option Holdings

     The following table sets forth information, as of December 31, 1998, with respect to stock options held by the Named Executive Officers. The Named Executive Officers did not exercise any options to purchase the Company's common stock in 1998.

             AGGREGATED FISCAL YEAR-END OPTION VALUES

                       Number of Securities Underlying           Value of Unexercised
                           Unexercised Options at               In-the-Money Options
                              December 31, 1998                at December 31, 1998(4)
                       --------------------------------      -----------------------------
                        Exercisable       Unexercisable      Exercisable     Unexercisable
                       ------------       -------------      -----------     -------------
Henry M. Burkhalter(1)    69,627             160,000            $     0         $      0
Ernest D. Yates, Jr.(2)   40,000             160,000            $     0         $      0
Henry G. Schopfer, III(3)  5,730              13,594            $     0         $      0



(1) Mr. Burkhalter has options to purchase 29,627 shares at an exercise price of $.656 per share. Mr. Burkhalter also has options to purchase 200,000 shares at an exercise price of $.656 per share, 40,000 of which are currently exercisable. These options vest in five equal installments on the first through fifth anniversaries of the date of grant, November 26, 1997.

(2)  Mr.  Yates  has  options  to purchase  200,000  shares  at  an exercise price of $.656, 40,000 of which are currently exercisable. These options vest on the first through the fifth anniversaries of November 26, 1997.

(3)  Mr.  Schopfer  has  options to purchase  9,324  shares  at  an exercise price of $.656 per share, 3,730 of which are currently exercisable. These options vest in five equal installments on the first through fifth anniversaries of the date of grant, December 9, 1996. Mr. Schopfer also has options to purchase 10,000 shares at an exercise price of $.656 per share, 2,000 of which are currently exercisable. These options will vest in five equal installments on the first through the fifth anniversaries of the date of grant, November 26, 1997.

(4) The closing sale price of the Common Stock on December 31, 1998 was $.17 as reported by the OTC Bulletin Board.

Stock Option Repricing

      The following table sets forth information with respect to stock options held by the executive officers of the Company that were repriced by the Board of Directors on September 4, 1998 to reflect the then current market value of the common stock. The Company has never repriced any other options or SARs.

                                               Securities
                               Market price    underlying                                                 Length of original
                               of stock at     number of     Exercise price    Securities                 option term
                               time of         options       at time of        underlying     New         remaining at
                               repricing or    repriced or   repricing or      number of      exercise    date of repricing or
Name                    Date   amendment       amended       amendment         new options    price       amendment
-------------------    ------  ------------   ------------  ----------------   ------------   ---------   --------------------
Henry M. Burkhalter    9/4/98   $.656         200,000         $2.59             200,000        $.656        9.2 years
President and          9/4/98   $.656          78,015         $6.82              29.627        $.656        7.9 years
Chief Executive
Officer

Ernest D. Yates, Jr.   9/4/98   $.656         200,000         $2.59             200,000        $.656        9.3 years
Executive  Vice
President and Chief
Operations  Officer

Henry G. Schopfer, III  9/4/98  $.656          27,000         $7.50               9,324        $.656        8.2 years
Executive  Vice         9/4/98  $.656          10,000         $2.59              10,000        $.656        9.3 years
President and
Chief Financial Officer

Thomas G.  Noulles      9/4/98  $.656          20,000         $.843              20,000        $.656         10 years
Senior     Vice
President and
General Counsel

     Report on Repricing of Stock Options - On September 4, 1998, the Board of Directors of the Company proposed amendments to all employee stock option agreements reducing the exercise prices under such agreements and in certain cases reducing the number of shares of common stock receivable upon exercise of such options.

     All outstanding options were amended to reduce the exercise price thereunder to $.656, the market price of the common stock on September 4, 1998. All stock options with an exercise price greater than $2.59 were proposed to be amended, subject to the option holder's consent, to reduce the number of shares receivable upon exercise of such new options by the same percentage amount as the then current exercise price bore to $2.59. The table set forth above summarizes the effect of this repricing on the executive officers of the Company.

     On the date of the Board's action, options were outstanding with exercise prices ranging from $13.83 to $.843 per share. The Board's proposal was designed to replace the incentives previously provided to members of management, which had been eliminated over time by the decline in the price of the Company's common stock. The Board believed that the stock price decline, which was generally experienced by all companies in the Company's industry, was unrelated to management's performance and continued to believe that equity incentives remained the most appropriate method to compensate key members of management.

     By reducing the number of shares issuable upon exercise of such options, the Board's proposal was also designed to make available additional shares under the Company's 1995 Long-Term
Performance Incentive Plan for use in attracting and retaining qualified management.

          Hans J. Sternberg             Arnold J. Chavkin
          Henry M. Burkhalter           Marjean Henderson
          Ernest D. Yates, Jr.          Carroll D. McHenry


Employment Agreements

      The Company has entered into employment agreements with certain of its executive officers, including Messrs. Burkhalter, Yates and Schopfer. The employment agreements provide for payment of a base salary indexed to inflation and bonuses awarded at the sole discretion of the Committee and based upon the executive's performance and the Company's operating results. The agreements of Messrs. Burkhalter and Schopfer have two-year terms and are subject to automatic annual renewal for a period of seven years thereafter so that the officer, until the end of the seven year period, never has more than two years or less than one year remaining on the current term. Mr. Yates's employment agreement has a three-year term. Each employment agreement provides that each executive may be terminated with or without cause, and provides that the executive will not compete with the Company or its subsidiaries within a specified area during the period of employment and for the two years thereafter (one year in the case of Mr. Yates). Each executive is entitled to receive a severance payment in the event of a resignation caused by the relocation of the Company's office at which the executive is employed to a location more than 60 miles from its present location.

Compensation Committee Interlocks and Insider Participation

      The sole current member of the Compensation Committee is Mr. McHenry. No current officer or employee of the Company serves on the Committee. During 1997, no executive officer of the Company served as a member of the compensation committee or a director of an entity, one of whose executive officers served on the Committee or as a director of the Company.

      Mr. McHenry is a director of Heartland. In connection with the acquisition of certain assets from Heartland in October 1995 (the "Heartland Transaction"), the Company entered into certain non-competition and registration rights agreements with Heartland. See
Item 13 "Certain Relationships and Related Transactions."

Compensation Committee's Report on Executive Compensation

      The Committee is authorized to make recommendations to the Board of Directors with respect to general employee benefit levels, determine the compensation and benefits of the Company's officers and key employees and administer the Company's 1995 Long-Term Performance Incentive Plan. The sole member of the Committee is Mr McHenry. None of the members of the Committee is currently an officer or employee of the Company.

      Upon consummation of its merger with TruVision in July, 1996 (the "TruVision Transaction"), the Company entered into an employment agreement with Mr. Burkhalter, the terms of which were approved by the Committee. Messrs. Schopfer and Yates entered into similar contracts upon their hiring by the Company in 1996 and
1997, respectively (see "Employment Agreements," above). The compensation arrangements for such executives were approved by the full Board upon the recommendation of the Committee. Salaries of such executives were determined by the Committee based upon a review of salaries for similar positions at comparable companies and over-all competitive and market conditions. The compensation arrangements for such executives will be reviewed annually by the Committee.

      In general, these employment agreements establish the base salary for each executive during the term of the agreement, which is subject to adjustment based upon increases in the Consumer Price Index. Further, the agreements establish that such executives are eligible to receive performance bonuses to be granted by the Committee based upon the operating performance of the Company. In determining whether to grant bonuses to these executives, the Committee considers the financial condition and operational performance of the Company during the last completed fiscal year and the specific contributions of the individual executive officer to the Company's performance and the achievement of strategic business objectives.

      In August 1998, the Company hired Thomas G. Noulles as its Senior Vice President and General Counsel. The Company entered into a two-year employment contract with Mr. Noulles providing for an annual salary of $139,000 which will be indexed to inflation over the life of the contract and an annual bonus of up to 20% of Mr. Noulles' annual salary based on his performance and the Company's operating results. The contract was negotiated between representatives of the Company and Mr. Noulles, and its terms approved by the Committee. The Committee took into account Mr. Noulles' experience and the potential he offered to the Company's operations when approving the terms of the employment agreement.

      In addition, the Committee granted to Mr. Noulles 20,000 options under the Plan with an exercise price of $.843 per share and a five-year vesting period. These equity incentives were granted in an effort to align the interests of Mr. Noulles with those of the Company's stockholders as discussed below. These options were repriced in 1998. See "Stock Option Repricing," above.

      For the immediate future, the Committee intends to rely primarily on equity incentives granted under the Plan as a means to compensate key members of management while the Company uses its cash reserves for other operating purposes. The Committee believes that such incentives are a cost-effective method of providing management with long-term compensation. In addition, the Committee believes that equity incentives are a particularly appropriate long-term incentive since they align the interests of the optionee with those of the stockholders by providing value to the optionee tied directly to stock price increases.

      Position Regarding Compliance with Section 162(m) of the Internal Revenue Code - Section 162(m) of the Code limits the deduction allowable to the Company for compensation paid to each of the Named Executive Officers in any year to $1 million. Qualified performance-based compensation is excluded from this deduction limitation if certain requirements are met. Incentives granted by the Company have been structured to qualify as performance-based. Although no executive officer of the company reached the deductibility cap in 1998, the Committee plans to continue to evaluate the Company's cash and stock incentive programs as to the advisability of future compliance with Section 162(m).

The Compensation Committee

     Carroll D. McHenry


Performance Graph

      The graph below compares the Company's cumulative total stockholder return since the Common Stock became publicly traded on October 19, 1995 with the Nasdaq Total Return Index and an index of comparable companies selected by the Company. This index includes American Telecasting Development, Inc., CAI Wireless Systems, Inc., Heartland Wireless Communications, Inc. and People's Choice TV Corp. The graph assumes that the value of the investment in the Company's Common Stock at its initial public offering price of $10.50 per share and each index was $100.00 on October 19, 1995.

                                                           Total Return*
                                                --------------------------------
                                                            December 31,
                                                --------------------------------

                           October 19, 1995     1995     1996      1997     1998
                           ----------------     ----     ----      ----     ----
Wireless One, Inc.               100             157      63        19         2
Nasdaq Total Return Index        100             102     125       154       216
Peer Group Index                 100             106      42         8        .5


_______________________
*   Total Return assumes the reinvestment of dividends.

Item  12.    Security  Ownership of Certain Beneficial  Owners  and
Management

     The following table sets forth certain information as of April 1, 1999 with respect to the beneficial ownership of common stock of
(i) each director of the Company, (ii) each Named Executive Officer (as hereinafter defined), (iii) all directors and executive officers of the Company as a group and (iv) persons owning of record or known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Unless otherwise indicated, the securities are held with sole voting and investment power.


                                                   Common Stock(1)
                                                   ---------------

                                                Number          Percent
                                                of              of
Name                                            Shares          Class
----                                            ---------       -------
Heartland Wireless Communications, Inc. (2)     3,459,508       20.4%
Chase Manhattan Capital, L.P. (3)               1,991,690       11.8%
Chase  Venture  Capital Associates,  L.P. (3)   1,482,132        8.7%
Baseball Partners (3)                             393,226        2.3%
Henry M. Burkhalter (4)                           883,103        5.2%
Hans J. Sternberg (5)                             313,139        1.8%
Arnold L. Chavkin (6)                           3,870,548       22.8%
Carroll McHenry (7)                             3,460,008       20.4%
Marjean Henderson (8)                           3,459,508       20.4%
Ernest D. Yates (9)                                70,000          *
Henry G. Schopfer, III (10)                         5,730          *
All Directors and executive officers as a
 group ( 8 persons) (11)                        8,602,528       50.8%
____________________
*    Less than one percent.

(1)  Heartland  and  certain  of  its  subsidiaries,  CMCC,   CVCA,
     Baseball Partners, Mr. Burkhalter and certain other stockholders of the Company own their common stock subject to the terms of the Agreement, as amended. See Item 10 Directors and Executive Officers of the Registrant -- Identification of Directors. Each of the parties to the Agreement disclaims beneficial ownership of the shares of common stock owned by the other parties to the Agreement.

(2) Heartland reported on a Schedule 13D filed with the SEC on March 8, 1999, sole power to vote and dispose of 2,897,135 shares of common stock, and shared with a wholly-owned subsidiary the power to vote and dispose of 580,373 shares of common stock. The address for Heartland is 200 Chisholm Place, Suite 200, Plano, Texas 75075.

(3)  Chase  Manhattan  Capital, L.P. ("CMC, L.P.")  reported  on  a
     Schedule 13D filed with the SEC on February 16, 1999, shared voting and dispositive power with respect to 1,991,690 shares of common stock together with The Chase Manhattan Bank and The Chase Manhattan Corporation, the indirect parent of CMC, L.P. In the same filing, CVCA reported sole voting and dispositive power with respect to 1,482,132 shares of common stock, and Baseball Partners reported shared voting and dispositive power as of December 31, 1998, with respect to 393,226 shares of common stock. The address for CMC, L.P., CVCA and Baseball Partners is 380 Madison Avenue, 12th Floor, New York, New York 10017.

(4)  Includes  78,160  owned by Mr. Burkhalter's  wife  and  69,627 shares issuable upon the exercise of presently exercisable options. The address for Mr. Burkhalter is c/o Wireless One, Inc. 2506 Lakeland Drive, Jackson, Mississippi 39208.

(5)  Includes   114,762  shares  issuable  upon  the  exercise   of
     presently exercisable options.

(6) Includes 3,867,048 shares owned by CMC, L.P., CVCA and Baseball Partners. Mr. Chavkin is a general partner of CCP, the general partner of CVCA. CCP has investment and voting discretion with respect to the shares held by CMC, L.P. Baseball Partners has granted a proxy with respect to the shares of Common Stock held by it to CCP. Mr. Chavkin disclaims beneficial ownership of the shares held by CVCA, CMC, L.P. and Baseball Partners. Also includes 3,500 shares issuable upon the exercise of currently exercisable options. The address for Mr. Chavkin is 380 Madison Avenue, 12th Floor, New York, NY 10017.

(7) Includes 3,459,508 shares beneficially owned by Heartland. Mr. McHenry is President, Chief Executive Officer and Chairman of the Board of Heartland. Mr. McHenry disclaims beneficial ownership of shares owned by Heartland. Also includes 500 shares issuable upon the exercise of currently exercisable options. The address for Mr. McHenry is 200 Chisholm Place, Suite 200, Plano, Texas 75075.

(8)  Reflects  3,459,508  shares beneficially owned  by  Heartland.
     Ms. Henderson is Senior Vice President and Chief Financial Officer of Heartland and disclaims beneficial ownership of shares owned by Heartland. The address for Ms. Henderson is 200 Chisholm Place, Suite 200, Plano, Texas 75075.

(9) Includes 40,000 shares issuable upon exercise of currently exercisable options.

(10) Consists of 5,730 shares issuable upon the exercise of currently exercisable options.

(11) Includes 234,119 shares issuable upon the exercise of currently exercisable options held by directors and executive officers.

Item 13.   Certain Relationships and Related Transactions

      In connection with the Heartland Transaction, Heartland and the Company entered into an agreement whereby (i) the Company agreed not to compete with Heartland or any of Heartland's subsidiaries in the wireless cable television business in specified markets in which Heartland and its subsidiaries operate or have significant channel rights, (ii) Heartland agreed not to compete with the Company in the wireless cable television business in specified markets and (iii) if at any time a wireless cable television system operated by the Company interferes with the signal transmission of a wireless cable television system operated by Heartland or one of Heartland's subsidiaries (or vice versa), then the Company, Heartland and their respective subsidiaries will use their best efforts to negotiate and enter into an appropriate non-interference agreement. The Company also entered into a registration rights agreement with Heartland and all of the former stockholders of Old Wireless One, which was amended and restated in connection with the TruVision Transaction, to include the former stockholders of TruVision as parties thereto, pursuant to which the Company granted to the parties thereto certain demand and "piggy-back" registration rights with respect to shares of common stock held by such parties.

      During 1998, Mr. Reilly, Vice Chairman of the Board, was paid approximately $184,000 in salary and automobile allowance pursuant to the terms of his employment agreement with the Company. Effective December 31, 1998, Mr. Reilly forgave the Company's further obligations to him under his employment agreement.

      Mr. Sternberg, Chairman of the Board, was paid approximately $131,085 during 1998 pursuant to his employment agreement with the Company.

     During 1998, the Company advanced funds to Mr. Burkhalter from time to time. Of these amounts, $100,000 was an advance of the bonus expected to be paid to Mr. Burkhalter in 1998. No bonuses were paid to Named Executive Officers in 1998, other than Mr. Yates' signing bonus; accordingly, as of March 31, 1999 $100,000 remained outstanding. The largest amount of such indebtedness outstanding at any time during 1998 was $112,000. This indebtedness bears interest at 1% above prime.


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

          (b)  Reports on Form 8-K

               The Company filed a current report on Form 8-K dated October 22, 1998 reporting under "Item 5, Other Events" that the Company's common stock began trading on the OTC Bulletin Board commencing October 22, 1998 under the symbol "WIRL." No financial statements were filed with this Form 8-K.





                        Wireless One, Inc.,
                         and Subsidiaries


Independent Auditors'Report                                                 F-2

Consolidated  Balance Sheets as of December 31, 1997 and 1998               F-3

Consolidated  Statements  of Operations for the years ended  December  31,
1996, 1997 and 1998                                                         F-4

Consolidated  Statements of Stockholders' Equity (Deficit) for  the  years
ended December 31, 1996, 1997 and 1998.                                     F-5

Consolidated  Statements  of Cash Flows for the years ended  December  31,
1996, 1997 and 1998                                                         F-6

Notes to Consolidated Financial Statements                                  F-7

                                F-1

                   Independent Auditors' Report

The Board of Directors
Wireless One, Inc.

We have audited the accompanying consolidated financial statements of Wireless One, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. The consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless One, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial operating and net losses and cash flow deficits, and in February 1999, commenced a voluntary proceeding under Chapter 11 of the United States Bankruptcy Code. These matters raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of these uncertainties.

KPMG Peat Marwick LLP

Jackson, Mississippi
March 18, 1999
                                F-2


                        WIRELESS ONE, INC.

                    Consolidated Balance Sheets
                    December 31, 1997 and 1998


                                                                1997            1998
ASSETS
Current assets:
 Cash and cash equivalents                                      $  15,528,215     $   1,163,716
 Marketable investment securities - restricted
  (note 5)                                                         19,258,789                 -
 Subscriber receivables, less allowance for
  doubtful accounts of $486,820 and $243,626
  in 1997 and 1998, respectively                                    2,071,689         1,344,803
 Accrued interest and other receivables                               729,237         1,022,409
 Prepaid expenses                                                   1,136,303         1,113,086
                                                                -------------     -------------

    Total current assets                                           38,724,233         4,644,014

Property and equipment, net (note 6)                              110,099,016        85,429,662
License and leased license investment, net of
 accumulated amortization of $7,896,648 and $13,252,332
    in 1997 and  1998, respectively                               151,386,399       121,764,630
Other assets (note 7)                                              17,377,550        15,355,282
                                                                -------------     -------------


                                                                $ 317,587,198     $ 227,193,588
                                                                =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                               $   2,913,209     $   1,646,290
 Accrued expenses                                                   5,117,451         6,532,544
 Accrued interest                                                   4,942,119         4,935,903
 Current maturities of long-term debt (note 8)                        871,408         2,542,956
 Senior secured notes payable (note 9)                                      -        12,500,000
                                                                -------------     -------------

    Total current liabilities                                      13,844,187        28,157,693

Long-term debt (note 8)                                           317,529,032       336,287,418
Deferred taxes (note 10)                                            5,200,000                 -
                                                                -------------     -------------
                                                                  336,573,219       364,445,111

Stockholders' equity (deficit) (notes 11 and 12):
 Preferred stock, $.01 par value, 10,000,000 shares
  authorized, no shares issued or outstanding                               -                 -
 Common stock, $.01 par value, 50,000,000
  shares authorized and 16,910,064 shares issued and
  outstanding in 1997 and 1998                                        169,101           169,101
 Additional paid-in capital                                       119,772,011       119,772,011
 Accumulated deficit                                             (138,927,133)     (257,192,635)
                                                                -------------     -------------

     Total stockholders' deficit                                  (18,986,021)     (137,251,523)
                                                                -------------     -------------

 Commitments and contingencies (note 13)                                    -                 -

                                                                $ 317,587,198     $  227,193,588
                                                                =============     ==============

See accompanying notes to consolidated financial statements.

                        WIRELESS ONE, INC.
               Consolidated Statements of Operations
           Years Ended December 31, 1996, 1997 and 1998

                                                 1996            1997          1998
                                              ------------   ------------  ------------
Revenues                                      $ 11,364,828   $ 34,580,464  $ 38,737,367

Operating expenses:
     Systems operations                           8,416,134    23,398,304    25,489,657
     Selling, general and administrative         15,559,156    28,317,852    25,405,295
     Depreciation and amortization               11,625,507    35,741,301    40,377,539
     Impairment of long-lived assets (note 3)           ---           ---    26,270,196
                                              -------------  ------------  ------------
                                                 35,600,797    87,457,457   117,542,687
                                              -------------  ------------  ------------
                 Operating loss                 (24,235,969)  (52,876,993)  (78,805,320)
                                              -------------  ------------  ------------

Other income (expense):
     Interest expense                           (28,087,948)  (41,828,876)   (46,014,583)
     Interest income                              8,146,958     4,711,185      1,124,579
     Equity in losses of investee(note 7)          (193,436)     (445,157)      (540,406)
     Gain on sale of investment                         ---           ---      1,000,000
     Other                                              ---           ---       (229,772)
                                              -------------  ------------  -------------

                Total other expense             (20,134,426)  (37,562,848)   (44,660,182)
                                              -------------  ------------  -------------

                Loss before income taxes        (44,370,395)  (90,439,841)  (123,465,502)

Income tax benefit (note 10)                      4,700,000     1,300,000      5,200,000
                                              -------------  ------------  -------------

                Net loss                      $ (39,670,395) $(89,139,841) $(118,265,502)
                                              =============  ============  =============

Basic and diluted loss per common share       $       (2.65) $      (5.26) $      (6.99)
                                              =============  ============  ============

Basic and diluted weighted
 average common shares outstanding               14,961,934    16,940,374    16,910,064
                                              =============  ============  ============


See accompanying notes to consolidated financial statements.

                        WIRELESS ONE, INC.
     Consolidated Statements of Stockholders' Equity (Deficit)
           Years Ended December 31, 1996, 1997 and 1998


                                                           Additional            Accumulated
                                        Common Stock       Paid-In Capital       Deficit           Total
Balance at January 1, 1996              $    134,988       $  65,631,596         $ (10,116,897)    $  55,649,687

Issuance of 3,442,945 shares of
 common stock in purchase
 transactions                                 34,429          48,166,801                     -        48,201,230

Issuance of stock
 options in purchase
 transactions                                      -           1,401,723                     -         1,401,723

Issuance of warrants
 to purchase 544,059 shares of
 common stock                                      -           5,053,387                     -         5,053,387

Issuance of 5,000 shares of
 common stock upon exercise of
 employee stock options                           50              31,000                     -            31,050

Net loss                                           -                   -           (39,670,395)      (39,670,395)
                                        ------------       -------------         -------------     -------------

Balance at December 31, 1996                 169,467         120,284,507           (49,787,292)       70,666,682

Return of escrow shares                         (366)           (512,496)                    -          (512,862)

Net loss                                           -                   -           (89,139,841)      (89,139,841)
                                        ------------       -------------         -------------     -------------

Balance at December 31, 1997                 169,101         119,772,011          (138,927,133)      (18,986,021)

Net loss                                           -                   -          (118,265,502)     (118,265,502)
                                        ------------       -------------         -------------     -------------

Balance at December 31, 1998            $    169,101       $ 119,772,011         $(257,192,635)    $(137,251,523)
                                        ============       =============         =============     =============








   See accompanying notes to  consolidated financial statements.

                        WIRELESS ONE, INC.
               Consolidated Statements of Cash Flows
           Years Ended December 31, 1996, 1997 and 1998

                                                             1996              1997               1998
                                                        --------------    --------------     -------------
  Cash flows from operating activities:
     Net loss                                           $ (39,670,395)    $ (89,139,841)     $(118,265,502)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
             Bad debt expense                                 371,349         1,535,943          1,576,216
             Impairment of long-lived assets                        -                 -         26,270,196
             Depreciation and amortization                 11,625,507        35,741,301         40,377,539
             Amortization of debt discount                  7,845,537        19,933,049         23,533,821
             Accretion of interest income                    (976,638)         (502,044)          (457,041)
             Deferred income tax benefit                   (4,700,000)       (1,300,000)        (5,200,000)
             Equity in losses of investee                     193,436           445,157            540,406
             Gain on sale of  investment                            -                 -         (1,000,000)
             Changes in assets and liabilities:
                Receivables                                  (868,890)       (2,873,969)        (1,142,502)
                Prepaid expenses                             (145,949)           12,993             23,217
                Deposits                                      917,796          (328,286)           272,773
                Accounts payable and accrued expenses       3,265,187        (1,935,297)           400,470
                                                        -------------     -------------      -------------

                  Net cash used in operating activities   (22,143,060)      (38,410,994)       (33,070,407)
                                                        -------------     -------------      -------------
  Cash flows from investing activities:
      Purchase of investments and other assets             (2,778,012)       (4,167,500)          (795,000)
      Capital expenditures                                (60,408,418)      (58,130,615)       (10,352,501)
      Acquisition of license investment                   (43,898,328)       (3,307,913)        (2,054,093)
      Proceeds from sale of investment                              -                 -          2,500,000
      Proceeds from maturities of securities               17,335,237        18,278,000         19,712,703
                                                        -------------     -------------      -------------
                  Net cash provided by (used in)
                     investing activities                 (89,749,521)      (47,328,028)         9,011,109
                                                        -------------     -------------      -------------

  Cash flows from financing  activities:
     Proceeds from issuance of long-term debt and
      warrants                                            120,624,614                 -                  -
     Proceeds from issuance of senior
      secured notes payable                                         -                 -         12,500,000
     Principal payments on long-term debt                 (13,089,874)       (3,181,346)          (735,077)
     Debt issuance costs                                   (1,604,955)                -         (2,070,124)
     Issuance of common stock                                  31,050                 -                  -
                                                        -------------     -------------      -------------
                Net cash provided by (used in)
                     financing activities                 105,960,835        (3,181,346)         9,694,799
                                                        -------------     -------------      -------------

                Net decrease in cash                       (5,931,746)      (88,920,368)       (14,364,499)

  Cash and cash equivalents at  beginning of year         110,380,329       104,448,583         15,528,215
                                                        -------------     -------------      -------------

  Cash and cash equivalents at end of  year             $ 104,448,583     $  15,528,215      $   1,163,716
                                                        =============     =============      =============



       See accompanying notes to consolidated financial statements

                        WIRELESS ONE, INC.
            Notes to Consolidated Financial Statements
                    December 31, 1997 and 1998

(1)  Description of Business and Summary of Significant  Accounting
Policies

   (a)Proceedings under Chapter 11 and Nature of Operations

       On February 11, 1999, Wireless One, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code. The Company is operating its business as a debtor-in-possession, subject to the approval of the Bankruptcy Court for certain of its proposed actions subsequent to filing.

       The Company is engaged in the business of developing, owning, and operating wireless cable television systems and high-speed, two-way Internet access systems, primarily in select southern and southeastern United States markets.

   (b)Consolidation Policy

       The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

   (c)Property and Equipment

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

   (d)License and Leased License Investment

       License and leased license investment consists primarily of costs incurred in connection with the Company's acquisition of channel rights. Channel rights represent the right to utilize all of the capacity on channels operated under a license received from the Federal Communications Commission ("FCC"). These assets are recorded at cost and amortized using the straight-line method over the assets' estimated useful lives, usually 10-20 years, beginning with inception of service in each market. Amortization expense for the years ended December 31, 1996, 1997 and 1998 was $2,275,375,
       $5,072,990 and $5,355,684, respectively. As of December 31, 1997 and 1998, approximately $71,412,000 and $13,411,593 of license and leased license investment was not subject to amortization.


                            (Continued)
                                F-7

                        WIRELESS ONE, INC.
            Notes to Consolidated Financial Statements

   (e)Impairment of Long-lived Assets

       The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting
       Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

       The Company periodically evaluates the propriety of the carrying amounts of the license and leased license investment and property and equipment, as well as the depreciation and amortization periods, based on estimated undiscounted future cash flows and other factors to determine whether current events or circumstances warrant adjustments to the carrying amounts or a revised estimate of the useful life. If warranted, an impairment loss is recognized to reduce the carrying amount of the related assets to management's estimate of the fair value of the licenses and related property and equipment. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

   (f)Revenue Recognition

       Revenues from subscribers are recognized in income over the period service is provided.

   (g)Income Taxes

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

   (h)Earnings Per Share

       Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculation of basic earnings per share excludes any dilutive effect of potential issuances of common stock, while diluted earnings per share includes the dilutive effect of such potential issuances. Shares issuable upon exercise of the Company's stock options and warrants are anti-dilutive and have been excluded from the calculation of diluted earnings per share. Anti-
       dilutive shares of 507,407, 381,922 and 269,577 for the years ended December 31, 1996, 1997 and 1998 have been excluded from the calculation of diluted earnings per share.

   (i) Debt Issuance Costs

       Costs incurred in connection with issuance of the Company's 1995 Senior Notes, 1996 Senior Discount Notes and the Senior Secured Notes (see notes 8 and 9) are included in other assets and are being amortized using the interest method over the terms of the notes.

                            (Continued)


                                F-8

                        WIRELESS ONE, INC.
            Notes to Consolidated Financial Statements

   (j) Cash and Cash Equivalents

       Cash and cash equivalents include cash and temporary cash investments that are highly liquid and have original maturities of three months or less.

   (k) Use of Estimates

       The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates impacting the preparation of the Company's consolidated financial statements include the estimates of undiscounted future cash flows and fair values used in evaluating the carrying value of long-lived assets (see note
       3), the allowance for doubtful accounts on subscriber receivables, the valuation allowances on deferred tax assets and estimated useful lives of property and equipment and intangible assets. Actual results could differ from those estimates.

     (l) Marketable Investment Securities

       Investments in marketable securities at December 31, 1997 consist of U.S. Treasury securities which matured in 1998. The Company had the ability and intent to hold these investments until maturity and, accordingly, classified these investments as held-to-maturity investments. Held-to-maturity investments are recorded at amortized cost, adjusted for amortization of premiums or discounts. Premiums and discounts are amortized over the life of the related held-to-maturity investment as an adjustment to yield using the interest method. A decline in market value of the Company's investments below cost that is deemed other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investment is established. No such impairments have been recorded for the years ended December 31, 1996, 1997 and 1998.

   (m)Comprehensive Income

       Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income which is generally comprised of changes in the fair value of available-for-sale marketable securities, foreign currency translation adjustments and adjustments to recognize additional minimum pension liabilities. For each period presented in the accompanying consolidated statements of operations, comprehensive income and net income are the same amount.

   (n) Segment Reporting

       In January 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS 131 requires that public companies report operating segments based upon how management allocates resources and assesses performance. Based on the criteria outlined in SFAS No. 131, the Company is comprised of a single
       reportable  segment  --  distribution  of  wireless   video
       and Internet access. No additional disclosure is required by the Company to conform to the requirements of SFAS No. 131.



    (o)  Reclassifications

       Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications had no effect on previously reported net loss.

                               F-9                       (Continued)

                        WIRELESS ONE, INC.
            Notes to Consolidated Financial Statements

(2)      Liquidity, Proceedings under Chapter 11 and Going Concern

   The Company has incurred significant operating and net losses since inception, and has been unable to generate sufficient cash flow from operating activities to meet projected debt service and other obligations when due. The Company's business requires substantial amounts of capital and liquidity, principally for the acquisition and installation of equipment, the development and launch of new products and markets, debt service and working capital requirements.

   In March 1998, the Company retained BT Alex. Brown as financial advisors to review its business operations. With BT Alex. Brown and other professionals, the Company began a number of initiatives to improve cash flow and liquidity, including the curtailing or delaying of its plans to expand into new markets. In September 1998, the Company entered into a $20 million Senior Secured Discretionary Note Facility (the "Senior Facility") (see note 9) with Merrill Lynch Global Allocation Fund, Inc. ("MLGAF") to fund ongoing operations. During the fourth quarter, MLGAF informed the Company of its decision to withhold the remaining $7.5 million under the Senior Facility.

   During the fourth quarter of 1998, management concluded that it was unlikely that the Company would be able to continue to execute its then existing business plan, including continued development of new markets. See note 3 for a discussion regarding management's revisions to its strategy and business plan and the resulting impairment of certain long-lived assets.

   In January 1999, the Company began negotiations with several of the largest holders (the "Unofficial Noteholders' Committee") of the 1995 Senior Notes and the 1996 Senior Discount Notes (collectively, the "Old Senior Notes") regarding restructuring such indebtedness through a prenegotiated plan of reorganization (the "Bondholders' Agreement"). Pursuant to these negotiations, on February 11, 1999, the Company filed a voluntary case with the Bankruptcy Court under Chapter 11 of the Bankruptcy Code. Following commencement of the bankruptcy case, the Company has continued to operate its business as a debtor in possession under the protection and supervision of the Bankruptcy Court.

   On February 12, 1999, the Company entered into a financing facility with MLGAF (the "Postpetition Financing") providing the Company with an aggregate principal amount of financing of approximately $18.9 million. The Postpetition Financing includes (i) $13.5 million, representing the outstanding principal amount under the Senior Facility (see note 9), (ii) accrued interest under the Senior Facility, (iii) a facility fee of $625,000 due to the MLGAF in connection with the Senior Facility and (iv) $4 million in additional financing for working capital needs. Amounts outstanding under the Postpetition Financing bear interest at 15% per annum, and the Postpetition Financing will terminate on the earliest to occur of (i) August 12, 1999 (the date which is the six-month anniversary of the date of the entry of an interim order), (ii) the date the Postpetition Financing note has become or is declared to be immediately due and payable as a result of an Event of Default (as defined in the Postpetition Financing),
   (iii) the date of the redemption of the Postpetition Financing note by the Company or (iv) the effective date of the Plan.

   On March 15, 1999, the Company filed a Plan of Reorganization under the Bankruptcy Code (the "Plan") and a proposed disclosure statement, which reflect the terms of the Bondholders Agreement. Pursuant to the Plan, on the effective date of the Plan (the "Effective Date"), the Old Senior Notes and equity interests of stockholders, and others, such as option and warrant holders, will be cancelled and on the Effective Date or as soon as practicable thereafter, holders of common stock on a record date to be determined (the "Record Date") will receive their pro-rata share of approximately 4% of the common stock of the Company (as it is expected to be reorganized as of the Effective Date, hereinafter "Reorganized Wireless") to be issued and outstanding as of the Effective Date (the "New Common Stock"), and (ii) the New Warrants, which are 5-year warrants to

                                                        (Continued)

                            WIRELESS ONE, INC.
               Notes to Consolidated Financial Statements

   purchase an aggregate of 1,235,000 shares of New Common Stock at an exercise price of $29.57 per share, subject to adjustment under certain circumstances. All other equity interests will be cancelled and the holders thereof will not receive any distribution. The remaining approximately 96% of the New Common Stock will be distributed to holders of Old Senior Notes (9,552,000 shares) and to BT Alex. Brown (50,000 shares).
   Accordingly, under the Plan holders of common stock will receive one share of New Common Stock for every 42.56 shares of common stock held on the Record Date and a New Warrant to purchase 1 share of New Common Stock for every 13.72 shares of common stock held on the Record Date. Upon the Effective Date, Reorganized Wireless will be authorized under the Plan to issue incentive options to management of Reorganized Wireless to purchase 444,000 shares of New Common Stock at an exercise price of $13.51 pursuant to a newly adopted Stock Option Plan (the "New Stock Option Plan"). New additional incentive options to purchase 666,000 shares of New Common Stock at a yet-to-be-determined exercise price will also be available for issuance to management pursuant to the New Stock Option Plan.

   By a letter to the Company dated February 25, 1999 (the "Heartland Letter"), Heartland Wireless Communications, Inc. ("Heartland"), a holder of approximately 20% of the common stock, requested consideration of an alternate plan of reorganization for the Company. The Company has considered the plan proposed in the Heartland Letter and believes that the Company's Plan is more favorable to the creditors and stockholders of the Company.

   There can be no assurance that the Company will emerge from the Chapter 11 proceeding, that the Company will be able to obtain financing upon emergence from bankruptcy, or that the Company will generate positive operating cash flow upon emergence from bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amounts of such assets. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(3)      Impairment of Long-Lived Assets

   As a result of continued limitation on the Company's ability to obtain additional financing, during the fourth quarter of 1998, the Company substantially revised its business plan to reflect the limitations on its ability to obtain additional financing. The significant changes to its business plan included: 1) elimination of future launches of additional video markets, 2) consolidation of ten existing video markets, 3) revision of its video growth strategy to emphasize the digital segment only, 4) delaying future market launches in the Internet business segment until 2000, 5) and delaying additional development of the MDU business segment until 2000. The Company's revised plan reflects management's current view of the best use and timing of the Company's resources and the difficulties in obtaining financing, thereby restricting the Company's ability to launch certain undeveloped and inactive systems.

   Upon completion of its new business plan, the Company reevaluated the carrying value of its licenses and property and equipment in each of its markets and determined that the undiscounted future cash flows of certain markets were not sufficient to support the carrying amounts. As a result, the Company estimated the fair value of these assets by discounting estimated future cash flows considering other factors such as the number of channels held in each market, recent comparable transactions, the number of households and estimated line-of-sight coverage, and specific market conditions. Based on this analysis, the Company recognized a loss in the amount of $26.3 million due to impairment of its license and leased license investment in twenty-two of the Company's undeveloped markets.

   Although at December 31, 1998, management does not believe that additional impairments under SFAS 121 are necessary, upon emergence from bankruptcy, under SOP 90-7, "Financial Reporting by Entities in
                                                        (Continued)

                        WIRELESS ONE, INC.
                      Notes to Consolidated
                       Financial Statements

   Reorganization Under the Bankruptcy Code", the Company will adjust the carrying value of its assets and liabilities based upon the final determination of its reorganization value (a fair value concept) by a third party. The amount of such additional write-down is not currently estimable.

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

   The following table summarizes the allocation of the acquisition cost based upon the estimated fair market values of the net assets acquired in the transaction:

             Current assets               $   1,146,604

             Property and equipment          16,427,882

             Other assets                     2,177,003

             License and leased license
               investment                    80,736,479

             Current liabilities             (5,838,771)

             Deferred tax liability         (11,200,000)

             Short term debt                (32,046,244)
                                          -------------
                                          $  51,402,953


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

   In 1996, the Company also acquired (i) Shoals Wireless, Inc., whose principal asset was an Operating System in Lawrenceburg, Tennessee, for approximately $1.2 million, (ii) an Operating System and hard-wire cable system in Huntsville, Alabama, for approximately $6 million, (iii) rights to 11 wireless cable channels in Macon, Georgia, for approximately $600,000, (iv) rights to 8 wireless cable channels in Bowling Green, Kentucky, for $300,000, (v) rights to 16 wireless cable channels in Jacksonville, North Carolina, for approximately $820,000 ($600,000 is being withheld pending grant of licenses) and 12 wireless cable channels in Chattanooga, Tennessee, for $517,000, and (vi) rights to 11 MDS channels and filings for 20 ITFS licenses and related transmission tower leases and approvals in Auburn/Opelika, Alabama, for $600,000.

   The foregoing transactions have been accounted for as business combinations using the purchase method of accounting. The various purchase prices have been allocated to the net assets acquired based on management's estimates of fair values of assets acquired and liabilities assumed. Approximately $94,529,000 of the purchase price has been allocated to license and leased license investment and is being amortized over 20 years.

                                                           (Continued)

                        WIRELESS ONE, INC.
            Notes to Consolidated Financial Statements

   The December 31, 1996 consolidated financial statements of the Company include the results of operations of the business interests acquired in the various transactions discussed above from the dates of the respective transactions. Summarized below is the unaudited pro forma information for the year ended December 31, 1996 as if the transactions discussed herein had been consummated as of January 1, 1996.


   Revenues                                            $ 15,270,994

   Net loss applicable to common stock                 $(53,156,071)

   Basic and diluted net loss per common share         $      (3.14)


   The unaudited pro forma results have been prepared for comparative purposes only and include adjustments to conform financial statements of the acquired entities to accounting policies used by the Company and to record additional amortization of license and leased license investments related to the excess purchase price over historical costs of these license and leased license investments. Adjustments have also been made to recognize income tax benefits during the periods to the extent deferred tax assets can be realized through reversals of taxable temporary differences. Net loss per common share is based on the weighted average number of shares outstanding during the year adjusted to give effect to shares issued in the transactions. The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the combinations been in effect on January 1, 1996 or of the future results of operations of the consolidated entity.

(5)  Marketable Investment Securities - Restricted

   Marketable investment securities - restricted at December 31, 1997 consist of U.S. Treasury securities placed in escrow pursuant to the bond indenture relating to the 1995 Senior Notes. The investments were deposited into an escrow account and, prior to disbursement, the collateral agent had a first priority lien on the escrow account for the benefit of the holders of the notes. Such funds were disbursed from the escrow account only to pay interest on the notes. The maturities of the securities purchased were matched to the interest payment dates of the notes.

   A   summary   of   the   Company's  restricted  held-to-maturity
   marketable securities at December 31, 1997 follows:


DECEMBER 31, 1997       AMORTIZED COST       UNREALIZED GAIN   FAIR VALUE
U.S. Treasury  Notes    $   10,047,454       $        53,560   $   10,101,014
U.S. Treasury Notes
  interest coupon strips     8,683,337                 8,051        8,691,388
Other                          527,998                   ---          527,998
                        --------------       ---------------   --------------
                        $   19,258,789       $        61,611   $   19,320,400
                        ==============       ===============   ==============

                                                  (Continued)

                         WIRELESS ONE, INC.
            Notes to Consolidated Financial Statements

(6) Property and Equipment

            Major categories of property and equipment at December 31, 1997 and 1998 are as follows:


                                                        Estimated
                                                          Life          1997             1998
                                                        ---------      --------         --------
Equipment awaiting installation                                 -     $  7,168,094    $  6,599,222
Subscriber equipment and installation costs                     4       81,128,043      79,440,688
Transmission equipment and system
 construction costs                                            10       36,233,338      38,643,833
Office furniture and equipment                                  7        9,891,684      10,939,866
Buildings and leasehold improvements                    5 to 31.5        3,260,432       3,182,686
                                                        ---------     ------------    ------------
                                                                       137,681,591     138,806,295
Less accumulated depreciation                                          (27,582,575)    (53,376,633)
                                                                      ------------    ------------
                                                                      $110,099,016    $ 85,429,662
                                                                      ============    ============


      Depreciation expense for the years ended December 31, 1996, 1997 and 1998 was $9,350,133, $30,668,311, and $35,021,855, respectively.

(7)  Other Assets

   Other assets at December 31, 1997 and 1998 consist of the following:

                                                        1997           1998
                                                     ----------     ----------
Debt issuance costs, net of accumulated
 amortization of $2,273,891 and $4,592,718
 in 1997 and  1998, respectively                     $  9,924,103   $  9,416,888
Deposits and other                                        860,191        587,427
Investments in unconsolidated subsidiaries:
 Wireless One North Carolina, LLC                       4,093,256      4,350,967
 Telecorp Holding Corp., Inc.                           1,500,000              -
 Wireless Ventures, LLC                                 1,000,000      1,000,000
                                                    -------------   ------------

                                                    $  17,377,550   $ 15,355,282
                                                    =============   ============

   Investments in unconsolidated subsidiaries relate to the Company's 50% investments in Wireless One North Carolina, LLC ("WONC") and Wireless Ventures, LLC ("Ventures") accounted for on the equity method. WONC is in the business of acquiring, developing and operating wireless cable television systems in North Carolina. Ventures owns certain BTA rights in several markets in Georgia. By the terms of the Ventures purchase agreement, upon securing FCC approval, which is pending as of December 31, 1998, the Company will assume the debt related to the Georgia BTA rights. The principal balance of this debt as of December 31, 1998 was $1,542,512. The potential impact of the Company's Chapter 11 filing on its ability to complete this transaction is not presently determinable. None of these entities has commenced operations
   as of December   31, 1998.

   In January 1998, the Company completed the sale of its interest in Telecorp Holding Corp., Inc. for $2.5 million for a gain of approximately $1.0 million.
                                                        (Continued)

                              WIRELESS ONE, INC.
                 Notes to Consolidated Financial Statements

(8)  Long-term Debt

         Long-term debt consists of the following:

                                                                 1997          1998
                                                             ------------   -----------
13% Senior Notes due 2003; face value of $150,000,000,
 net of unamortized discount (1995 Senior Notes)             $148,619,511   $148,855,254
13.5% Senior Discount Notes due 2006; face value of
 $239,252,000 net of unamortized discount (1996 Senior
 Discount Notes)                                              144,748,632    165,727,883
9.5% installment notes, principal and interest
 due in installments through August 31, 2006                   23,321,127     23,331,518
Other
                                                                1,711,170        915,719
                                                             ------------   ------------
                                                              318,400,440    338,830,374

Less current maturities                                          (871,408)    (2,542,956)
                                                             ------------   ------------
   Long-term debt, excluding current maturities              $317,529,032   $336,287,418
                                                             ============   ============


    Scheduled maturities of long-term debt for the next five years and thereafter, are as follows:

                         1999               2,542,956
                         2000               2,332,099
                         2001               2,569,249
                         2002               2,819,892
                         2003             151,950,251
                      Thereafter          176,615,927

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

   The 1996 Senior Discount Notes will accrete in value until August 1, 2001 at a rate of 13.5% per annum to an aggregate principal amount of $239,252,000. Thereafter, cash interest on the notes will accrue at a rate of 13.5% per annum on the face value of the notes payable semi-annually on February 1 and August 1 of each year commencing February 1, 2002. The Company is accreting the 1996 Senior Discount Notes using the effective yield method. Interest expense accreted to the balance of the notes during the years ended December 31, 1996, 1997 and 1998 was $6,453,922, $18,348,496 and $20,979,251, respectively. The
   1996 Senior Discount Notes are redeemable at the option of the Company, in whole or in part, at any time on or after August 1, 2001 at variable redemption prices in excess of par. On or prior to August 1, 1999, the Company may redeem up to 30% of the aggregate principal amount of the 1996 Senior Discount Notes with the proceeds from a sale to a strategic investor, as defined. In addition, upon the occurrence of a change of control, as defined, each holder of the 1996 Senior Discount Notes may require the Company to repurchase all or a portion of such holder's 1996 Senior Discount Notes at 101% of the accreted value thereof, plus accrued and unpaid interest.



   (Continued)

                             WIRELESS ONE, INC.
              Notes to Consolidated Financial Statements


   The 1995 Senior Notes and 1996 Senior Discount Notes are issued and outstanding under indentures which contain certain restrictive covenants, including limitations on the incurrence of indebtedness, the making of restricted payments, transactions with affiliates, sale and leaseback transactions, the existence of liens, disposition of proceeds of asset sales, the making of guarantees and pledges by restricted subsidiaries, transfers and issuance of stock of subsidiaries, investments in unrestricted subsidiaries, the conduct of the Company's business, including initiating proceedings under the Bankruptcy Laws, and certain mergers and sales of assets.

   The 9.5% installment notes were incurred in connection with an auction of Basic Trading Area ("BTA") rights in which the Company was the successful bidder. The notes require quarterly payments of interest only through August 31, 1998. Thereafter, the notes require equal quarterly payments of principal and interest of $1,066,086 through August 31, 2006.

(9)  Senior Secured Notes Payable

   The Senior Secured Notes were issued in September 1998 pursuant to a $20 million Senior Secured Discretionary Note Facility (the "Senior Facility"). The Senior Secured Notes (i) mature April 15, 1999, (ii) pay 13% per annum interest, (iii) require the Company to pay a facility fee at maturity of 5% of the aggregate principal amount of the Senior Secured Notes issued in September 1998, plus up to 10% of the aggregate principal amount of any additional notes issued pursuant to the Senior Facility and (iv) are secured by substantially all of the Company's assets. In February 1999, additional notes were issued in the amount of $1,000,000. The Senior Secured Notes were repaid in February 1999 with proceeds from the Postpetition Financing (see note 2).

(10) Income Taxes

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:
                                              1997        1998
                                       ------------- -------------
                                       [C]           [C]
   Deferred tax assets:
    Net operating loss carryforwards   $  56,344,197 $  83,550,179
    Allowance for bad debts                  189,860        95,014
    Accrued liabilities deductible
      when paid                              219,430       167,411
    Other                                      7,230        10,850
                                       ------------- -------------
                                          56,760,717    83,823,454

   Less valuation allowance              (46,564,711)  (79,084,714)
                                       ------------- -------------
   Deferred tax asset                     10,196,006     4,738,740
                                       ------------- -------------

   Deferred tax liabilities:
    Fixed assets, principally due to
    differences in depreciation and
    underlying basis                         716,260     1,045,229
   License investment, due to
    differences in amortizable lives
    and underlying basis                  14,679,746     3,693,511
                                       ------------- -------------
Deferred tax liabilities                  15,396,006     4,738,740
                                       ------------- -------------

Net deferred tax liability             $   5,200,000 $           -
                                       ============= =============




(Continued)
                               F-16

                        WIRELESS ONE, INC.
            Notes to Consolidated Financial Statements

   The net changes in total valuation allowance for the years ended December 31, 1996, 1997 and 1998 were increases of $3,630,332, $40,798,350 and $32,520,003, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The
   Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these considerations, the Company has recognized deferred tax assets to the extent such assets can be realized through future reversals of existing taxable temporary differences.

   The consummation of the TruVision transaction resulted in deferred tax liabilities that will be recognized during periods in which the net operating losses may be utilized. The Company has therefore recorded a deferred tax benefit in the years ended December 31, 1996, 1997 and 1998 to the extent such assets can be realized through future reversals of deferred tax liabilities.

   The reconciliation of income tax benefit computed at the U.S. Federal statutory tax rate to the Company's effective income tax rate is as follows for each of the years ended December 31:


                                               1996   1997    1998

    Tax at U.S. Federal statutory rate       (34.0%) (34.0%) (34.0%)
    State and local income taxes, net
       of U.S. Federal benefit                (0.9)      -       -

    Effect of net operating loss
       carryforwards not utilized             23.5    32.6    29.6
    Other                                       .8       -       -
                                             ------  ------  ------
                                             (10.6%) (1.4%)  (4.4%)
                                             ======  ======  ======

   The Company has net operating loss carryforwards for Federal and state income tax purposes of approximately $214 million as of December 31, 1998. The carryforwards expire in years 2008-2018. The impact of the bankruptcy reorganization on various Federal tax attributes has not been fully determined; however, some portion of the Company's net operating loss carryforwards likely will be reduced and may be completely eliminated pursuant to its bankruptcy discharge. Furthermore, the deductibility of net operating loss carryforwards arising prior to discharge in bankruptcy may be limited by the product of the long-term tax exempt rate times the fair market value of the Company after discharge of debt and, if realized, will not reduce future income tax expense.

(11) Stockholders' Equity

   During October 1995, the Company completed the acquisition of certain wireless cable television assets and related liabilities of certain subsidiaries of Heartland Wireless Communications, Inc. for common stock of the Company and notes (the "Heartland Transaction"). In connection with the Heartland Transaction, and as amended in connection with the TruVision Transaction, certain of the shareholders of the Company have entered into an agreement whereby, among other things, they have agreed to vote their common stock to elect a specified slate of directors, which will be designated by the parties to the stockholders agreement.

   In connection with the 1996 Senior Discount Notes, the Company issued warrants to acquire 544,059 shares of common stock. The warrants are exercisable at any time on or after August 12, 1997, at an exercise price of $16.6375 per share and will expire on August 12, 2001. For financial reporting purposes, these warrants were valued at $5,053,387 at the time of issuance.


                                                        (Continued)




                        WIRELESS ONE, INC.
                            Notes to
                Consolidated Financial Statements

(12) Stock Option Plan

    The Company's 1995 Long-Term Performance Incentive Plan (the "Incentive Plan"), provides for the grant to key employees of the Company of stock options, appreciation rights, restricted stock, performance grants and any other type of award deemed to be consistent with the purpose of the Incentive Plan. The total number of shares of common stock which may be granted pursuant to the Incentive Plan is 1,700,000. The Incentive Plan will terminate upon the earlier of the adoption of a Board of Directors' resolution terminating the Incentive Plan or on the tenth anniversary of the date of adoption, unless extended for an additional five-year period for grants of awards other than incentive stock options.

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

    On September 4, 1998, the Company proposed amendments to all outstanding options issued under the Incentive Plan to reduce the exercise price to $0.656, the average market price of the Company's common stock on that date. Additionally, all stock options with an exercise price greater than $2.59 were proposed to be amended, subject to the option holder's consent, to reduce the number of shares receivable upon exercise by the same percentage amount as the existing exercise price bore to $2.59. The effect of the repricing was to reduce the average exercise price of outstanding options from $4.57 to $0.656 and to reduce the number of outstanding options by 294,916.

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

                                                        (Continued)


                        WIRELESS ONE, INC.
            Notes to Consolidated Financial Statements

Information regarding these option plans for 1996, 1997 and 1998 is as follows:

                                                             Weighted-
                                                             Average
                                              Number of      Exercise
                                              Shares         Price
                                              ---------      ---------
Options outstanding, January 1, 1996            804,187      $    7.98
Options granted
      Exercise Price=Fair Market Value           59,000      $   11.89
      Exercise Price<Fair Market Value          195,226      $    6.82
Options exercised                                 5,000      $    6.21
Options cancelled                                25,000      $   10.50
                                              ---------
Options outstanding, December 31, 1996        1,028,413      $    7.93
Options granted                                 477,500      $    2.70
Options cancelled                               212,353      $    8.89
                                              ---------
Options outstanding, December 31, 1997        1,293,560      $    5.84
Options granted                                 147,000      $    1.11
Options cancelled                               377,539      $    7.48
Repricing effect                                294,916      $    7.37
                                              ---------
Options outstanding, December 31, 1998          768,105      $     .76
                                              =========
Option price range at December 31, 1998                      $0.66 - 15.50
Option price range at December 31, 1997                      $2.59 - 15.50
Option price range at December 31, 1996                      $4.16 - 16.25
Options available for grant at December
 31, 1998                                     1,031,895
Options available for grant at December
 31, 1997                                       106,440
Options available for grant at December
 31, 1996                                       371,587


The   following   table   summarizes  information   about   options
outstanding at December 31, 1998.

                                  Options Outstanding                                 Options Exercisable
          -------------------------------------------------------------------     -------------------------------
                                              Average
                            Number            Remaining        Weighted-          Number           Weighted-
          Range of          Outstanding       Contractual      Average            Exercisable      Average
          Exercise Price    at 12/31/98       Life             Exercise Price     at 12/31/98      Exercise Price
          --------------    -----------       -----------      --------------     -----------      --------------
                   $0.66        758,105              7.90               $0.66         249,636               $0.66
           $2.06 - 15.50         10,000              8.20               $8.35           2,500              $13.73
                            -----------       -----------      --------------     -----------      --------------
                                768,105              7.90               $0.76         252,136               $0.79
                            ===========       ===========      ==============     ===========      ==============



Options Exercisable at December 31, 1997                                              569,286               $6.61
Options Exercisable at December 31, 1996                                              484,459               $6.14

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


                                                            (Continued)



                        WIRELESS ONE, INC.
            Notes to Consolidated Financial Statements


                                             1996          1997          1998
                                         ------------  ------------  ------------
Net Loss Applicable to Common
   stock - as reported                   $ 39,670,395  $ 89,139,841  $118,265,502
Net Loss Applicable to Common
   stock - pro forma                     $ 44,022,171  $ 90,256,557  $118,716,160
Net Loss Per Common Share - as
   reported (basic and diluted)          $       2.65  $       5.26  $       6.99
Net Loss Per Common Share - pro
   forma (basic and diluted)             $       2.94  $       5.33  $       7.02
Weighted Average Fair Value of
   Options Granted                       $      13.10  $       2.57  $       1.11


    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. Weighted-average assumptions used for grants in 1996 include: expected volatility of 83%; expected dividend yield of 0%; risk-free interest rate of 6.76%; and expected lives of 10 years. Weighted-average assumptions used for grants in 1997 include: expected volatility of 86%; expected dividend yield of 0%; risk-free interest rate of 5.57%; and expected lives of 8.5 years. Weighted-average assumptions used for grants in 1998 include: expected volatility of 147%; expected dividend yield of 0%; risk-free interest rate of 5.11%; and expected lives of 7.9 years.

(13) Commitments and Contingencies

    The Company is a party to a renewable long-term agreement with the Mississippi EdNet Institute, Inc. ("EdNet"), a non-profit, quasi-governmental body which manages the licenses designated to various state educational entities. The agreement gives the Company exclusive rights to utilize excess air time (that portion of a channel's airtime available for commercial broadcasting according to FCC regulations) on the 20 ITFS channels in Mississippi. The terms of the channel leases are 10 years, commencing in 1993. The contract provides for the monthly payment of $0.05 per subscriber per channel or, beginning one year after operating the first market, a minimum of $7,500 per month. Expense for 1996, 1997 and 1998 related to this agreement was $79,336, $338,578 and $361,594, respectively. The commercial use of these channels represents the majority of the Company's channels in Mississippi and the loss of, or inability to renew, the EdNet Agreement would have an adverse material effect on the Company's operations. By letter dated December 15, 1998, EdNet notified the Company that it w ishes to recapture three channels for academic purposes effective December 20, 1999 EdNet currently broadcasts on one of these channels in the Company's Jackson, Mississippi Market . The Company has initiated discussions with EdNet regarding this notice, but cannot now predict the results of these discussions, whether EdNet will exercise its option to reclaim the channels, or if it does, the effect of these actions on the Company.

    As part of the EdNet Agreement the Company completed, before the July 1, 1998 deadline, the installation of a system sufficient to serve 95% of the population of the licensed geographic area of Mississippi. This agreement also requires that, along with operations and maintenance responsibilities for this system, the Company will provide at no charge the installation and equipment for up to 1,100 sites as designated by EdNet. As of December 31, 1998, approximately 550 of these school installations were completed. The Company has also agreed to reimburse EdNet for up to $220,000 toward the installation and equipping of eleven electronic classrooms and up to a maximum of $1.5 million for the transmission equipment required to connect these classrooms to its broadcast systems. The Company capitalizes the cost incurred to comply with the facility installation and interconnection requirements of the EdNet Agreement and depreciates such cost over the estimated life of the related equipment.

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

                                                        (Continued)


                          WIRELESS ONE, INC.
              Notes to Consolidated Financial Statements


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

    Payments under the channel rights lease agreements generally begin upon the completion of construction of the transmission equipment and facilities and approval for operation pursuant to the rules and regulations of the FCC. However, for certain leases, the Company is obligated to begin payments upon grant of the channel rights.
    Channel rights lease expense was $1,454,898, $2,267,808 and $2,509,810 for the years ended December 31, 1996, 1997 and 1998, respectively.

    The Company also has certain operating leases for office space, service vehicles, equipment and transmission tower space. Rent expense incurred in connection with other operating leases was $1,805,083, $3,533,441 and $3,713,509 for the years ended
    December 31, 1996, 1997 and 1998, respectively.

    Future minimum lease payments due under channel rights leases and other noncancelable operating leases at December 31, 1998 are as follows:

                Year                 Channel       Other
                ending               rights        operating
                December 31          leases        leases
                -------------        -----------   -----------
                1999                 $ 2,001,522   $ 1,755,961
                2000                   2,215,136     1,916,247
                2001                   2,040,966     1,440,636
                2002                   1,567,987     1,019,448
                2003                   1,007,604       307,009
                Thereafter             1,401,277       611,056
                                     -----------   -----------
                                     $10,234,492   $ 7,050,357
                                     ===========   ===========

    The Company has entered into various service agreements to obtain programming for delivery to customers of the Company. Such agreements require a per subscriber fee to be paid by the Company on a monthly basis. These agreements range in life from two to ten years.

    The Company is involved in various other claims, tax assessments and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity

(14) Concentrations of Credit Risk

    Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of cash, temporary cash investments, and accounts receivable. The Company places its cash and temporary cash investments with high credit quality financial services companies. Collectibility of subscriber accounts receivable is impacted by economic trends in each of the Company's markets. The Company has provided an allowance which it believes is adequate to absorb losses from uncollectible accounts.
                            (Continued)

                            WIRELESS ONE, INC.
                 Notes to Consolidated Financial Statements


(15) Supplemental Cash Flow Information

    Cash interest payments made in 1996, 1997 and 1998 totaled $19,404,454, $21,436,570 and $22,486,978, respectively.

    The Company made no Federal or state income tax payments during the years ended December 31, 1996, 1997 and 1998. Underwriters fees incurred in conjunction with the public offerings of debt securities in 1996 in the amount of $4,374,986 are considered non-cash transactions.

    In December 1996, the Company entered into a lease transaction for computer equipment accounted for as a capital lease. The value assigned to the equipment and the related capital lease obligation was $924,782.

    During 1996, the Company financed $22,257,207 of the bid price in the BTA auction with the FCC representing 80% of the Company's bid in those markets. In addition, in 1996 the Company incurred long-term obligations in the amount of $1,959,252 for licenses related to BTA's in which the Company was the successful bidder but had not been granted the licenses. During 1997 and 1998, the Company received notice that additional BTA licenses had been granted with associated debt of $1,063,919 and $458,021, respectively.

(16) Disclosures about Fair Value of Financial Instruments

    The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1998. The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                          December 31, 1997                     December 31, 1998
                                        --------------------------      ----------------------------
                                        Carrying        Estimated       Carrying        Estimated
                                        Amount          Fair Value      Amount          Fair Value
                                        ---------       ----------      ---------       ------------
Marketable investment securities        $ 19,258,789    $ 19,320,400          ---                ---
Long-term debt                          $318,400,440    $ 96,920,097    $338,830,374    $ 56,887,397


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

      * The fair value of long-term debt is based upon market quotes obtained from dealers where available and by discounting future cash flows at rates currently available to the Company for similar instruments when quoted market rates are not available. Since the long-term debt of the Company is not heavily traded, market quotes used to calculate their value at December 31, 1997 and 1998 were based on several discrete trades made on or around that date.

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




                            SCHEDULE II


                        WIRELESS ONE, INC.
               Valuation and Qualifying Accounts
          Years Ended December 31, 1996, 1997 and 1998



                                                Balance at      Charged to
                                                Beginning of    Costs and                       Balance at
  Description                                   Period          Expenses        Deductions      End of Period
  -------------                                 -------------   ------------    ------------    --------------
  1998
  Deducted in balance sheet from subscriber
     receivables:
     Allowance for doubtful accounts                  486,820      1,576,216       1,819,410           243,626
                                                =============   ============    ============    ==============
  Deducted in balance sheet from leased
     license investment: Amortization of
     leased license investment                      7,896,648      5,355,684             ---        13,252,332
                                                =============   ============    ============    ==============
  Deducted in balance sheet from other
     assets: Amortization of debt issuance
     costs                                          2,273,891      2,318,827             ---         4,592,718
                                                =============   ============    ============    ==============

  1997
  Deducted in balance sheet from subscriber
     receivables: Allowance for doubtful
     accounts                                         292,619      1,535,943       1,341,742           486,820
                                                =============   ============    ============    ==============
  Deducted in balance sheet from leased
     license investment: Amortization of
     leased license investment                      2,823,658      5,072,990             ---         7,896,648
                                                =============   ============    ============    ==============
  Deducted in balance sheet from other
     assets: Amortization of debt issuance
     costs                                          1,068,230      1,205,661             ---         2,273,891
                                                =============   ============    ============    ==============

  1996
  Deducted in balance sheet from
     subscriber receivables: Allowance for
     doubtful accounts                                 73,641        371,349         152,371           292,619
                                                =============   ============    ============    ==============
  Deducted in balance sheet from leased
     license investment: Amortization of
     leased license investment                        548,283      2,275,375             ---         2,823,658
                                                =============   ============    ============    ==============
  Deducted in balance sheet from other
     assets: Amortization of debt issuance
     costs                                            163,926        904,304             ---         1,068,230
                                                =============   ============    ============    ==============




                            SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 1999.

                              WIRELESS ONE, INC.

                              By:     /s/ Henry M. Burkhalter
                                   Henry M. Burkhalter
                                   President  and  Chief  Executive
                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 14, 1999.



     /s/Hans J. Sternberg        Chairman of the Board
--------------------------
       Hans J. Sternberg



    /s/ Henry M. Burkhalter      President and Chief Executive
---------------------------      Officer and Director
      Henry M. Burkhalter



   /s/ Ernest D. Yates, Jr.      Executive Vice President and
----------------------------     Chief Operating Officer
     Ernest D. Yates, Jr.        and Director



  /s/ Henry G. Schopfer, III     Executive Vice President,
-----------------------------    Chief Financial Officer and
    Henry G. Schopfer, III       Secretary (Principal Financial
                                 Officer)


      /s/William D. Gray         Controller
------------------------------   (Principal Accounting Officer)
        William D. Gray



     /s/ Arnold L. Chavkin       Director
------------------------------
       Arnold L. Chavkin



                                 Director
       Marjean Henderson



                                 Director
      Carroll D. McHenry



                          EXHIBIT INDEX

2.1     TruVision Merger Agreement among the Registrant,
        TruVision and Wireless One MergerSub, Inc., dated
        April 25, 1996(1)

2.2     Debtor's Plan of Reorganization under Chapter 11
        of the Bankruptcy Code dated March 15, 1999(2)

2.3     Debtor's Disclosure Statement pursuant to Section
        1125 of the Bankruptcy Code dated March 15,
        1999(2)

3.1(i) Amended and Restated Certificate of Incorporation of the Registrant(3)

3.1(ii) Bylaws of the Registrant(3)


4.1     Indenture between the Registrant and United
        States Trust Company of New York, as Trustee, dated October 24, 1995(4)

4.2     Warrant Agreement between Registrant and United
        States Trust Company of New York, as Warrant
        Agent, dated October 24, 1995(4)

4.3     Escrow and Disbursement Agreement between the
        Registrant and Bankers Trust Corporation, Escrow
        Agent, dated October 24, 1995(4)

4.4     Supplemental Indenture between the Registrant and
        United States Trust Company of New York, as
        Trustee, dated July 26, 1996(5)

4.5     Indenture between the Registrant and United
        States Trust Company of New York as Trustee, dated August 12, 1996(5)

4.6     Warrant Agreement between the Registrant and
        United States Trust Company of New York, as
        Warrant Agent, dated August 12, 1996(5)

4.7     Second Supplemental Indenture between the
        Registrant and United States Trust Company of New
        York, as trustee, dated August 24, 1998, pertaining to the Registrant's 13% Senior Notes due October 15, 2003(6)

4.8     First Supplemental Indenture between the
        Registrant and the United States Trust Company of
        New York, as trustee, dated August 24, 1998, pertaining to the Registrant's 13 1/2% Senior
        Discount Notes due August 1, 2006(6)

10.1    Discretionary Note Purchase Agreement between the
        Company and the Purchasers listed in Schedule I thereto, dated as of September 4, 1998 (see table of contents for list of omitted exhibits and schedules)(7)

10.2    Form of 13.00% Senior Secured Discretionary
        Note(7)

10.3    Warrant Agreement between the Company and First
        Chicago Trust Company of New York, as warrant agent, dated as of September 4, 1998(7)

10.4    Form of Warrant Certificate(7)

10.5    Paying Agency Agreement between the Company,
        Merrill Lynch Global Allocation Fund and
        PriceWaterhouseCoopers LLP, as paying agent and collateral agent, dated as of September 4, 1998(7)

10.6    1995 Long-Term Performance Incentive Plan of the
        Registrant(4)

10.7    1996 Director's Stock Option Plan of the
        Registrant(5)

10.8    Amended and Restated Registration Rights
        Agreement among the Registrant, Heartland and certain stockholders dated July 29, 1996(5)

10.9 Amended and Restated Stockholders Agreement among the Registrant, and certain stockholders dated
        July 29, 1996 ("Stockholders Agreement"),(5)

10.10   Standard forms of MDS License Agreement of the
        Registrant(3)

10.11   Standard forms of ITFS License Agreement of the
        Registrant(3)

10.12   Form of Employment Agreement between the
        Registrant and certain executive officers(1)

10.13 Acquisition and Market Escrow Agreement among the parties to Exhibit 2.1 dated July 29, 1996(1)

10.14   DIRECTV-Wireless One Cooperative Marketing
        Agreement between DIRECTV, Inc. and Wireless One,
        Inc. dated August 1997(8)*

10.15   Transport Rights Agreement between DIRECTV, Inc.
        and Wireless One, Inc. dated August 1997(8)*

10.16   Subscriber Service Payment Agreement between
        DIRECTV, Inc. and Wireless One, Inc. dated August
        1997(8)*

10.17   DSS Receiver Support Agreement between DIRECTV,
        Inc. and Wireless One, Inc. dated August 1997(8)*

23.1    Consent of KPMG Peat Marwick LLP

27      Financial Data Schedule


_______________________________


(1)  Incorporated  herein  by  reference  from  the  Registrant's
     Registration  Statement Form S-1 (Registration  Number  333-
     05109 ) as declared effective by the Commission on August 7, 1996.

(2)  Incorporated  herein  by  reference  from  the  Registrant's
     Current Report on Form 8-K dated March 16, 1999

(3)  Incorporated  herein  by  reference  from  the  Registrant's
     Registration Statement on Form S-1 (Registration Number  33-
     94942)  as  declared effective by the Commission on  October
     18, 1995.

(4)  Incorporated  herein  by  reference  from  the  Registrant's
     Quarterly  Report on Form 10-Q for the fiscal quarter  ended
     September 30, 1995.

(5)  Incorporated  herein  by  reference  from  the  Registrant's
     Registration Statement on Form S-1 (Registration Number 333-
     12449)  as  declared effective by the Commission on  October
     18, 1996.

(6)  Incorporated  herein  by  reference  from  the  Registrant's
     Current Report on Form 8-K dated August 25, 1998.

(7)  Incorporated  herein  by  reference  from  the  Registrant's
     Current Report on form 8-K dated September 4, 1998.

(8)  Incorporated  herein  by  reference  from  the  Registrant's
     Annual  Report  on  Form  10-K for  the  fiscal  year  ended
     December 31, 1997.

   * Certain information contained in this exhibit has been omitted and confidentially filed with the Commission.