Form 10-Q
period 1999-03-31
WIRELESS ONE INC
filed 1999-05-17
CIK 918358

UNITED STATES
                                 SECURITIES AND EXCHANGE COMMISSION

                                       Washington, D.C.  20549

                                              FORM 10-Q

                             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                               OF THE SECURITIES EXCHANGE ACT OF 1934
                                FOR THE QUARTER ENDED MARCH 31, 1999

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES       X            NO ________


            Number of shares of Common Stock outstanding as of April 30, 1999:


                                             16,940,064



                                               INDEX


PART I.    FINANCIAL INFORMATION                                       Page No.

           Item 1. Financial Statements

           Condensed Consolidated Balance Sheets as of
           March 31, 1999 and December 31, 1998 (unaudited)................. 2

           Condensed Consolidated Statements of Operations
           for the three months ended March 31, 1999 and 1998
           (unaudited)...................................................... 3

           Condensed Consolidated Statements of Cash
           Flows for the three months ended March 31, 1999
           and 1998 (unaudited)............................................. 4

           Notes to Condensed Consolidated Financial
           Statements (unaudited)........................................... 5

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 10

 Item 3.    Quantitative and Qualitative Disclosures about Market Risks..... 20

 PART II.   OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K................................ 21






PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              WIRELESS ONE, INC.
                            (Debtor-In-Possession)
                     Condensed Consolidated Balance Sheets
                                  (unaudited)

                     Assets                                  March 31,                     December 31,
                                                               1999                            1998
                                                               ----                            ----
Current assets:
   Cash and cash equivalents                            $       2,681,171                $      1,163,716
   Subscriber receivables, net                                  1,056,752                       1,344,803
   Accrued interest and other receivables                         795,497                       1,022,409
   Prepaid expenses                                               791,598                       1,113,086
                                                        -----------------                ----------------
                Total current assets                            5,325,018                       4,644,014
Property and equipment, net                                    80,029,530                      85,429,662
License and leased license investment, net                    120,314,978                     121,764,630
Other assets                                                   14,172,298                      15,355,282
                                                        -----------------                ----------------
                Total assets                            $     219,841,824                $    227,193,588
                                                        =================                ================

Liabilities and Stockholders' Equity (Deficit)
Liabilities not subject to compromise:
Current liabilities:
   Accounts payable                                     $       1,597,945                $      1,646,290
   Accrued expenses                                             7,717,972                       6,532,544
   Accrued interest                                             1,241,647                       4,935,903
   Current maturities of long-term debt                         2,567,437                       2,542,956
   Senior Secured Notes payable                                    -                           12,500,000
   Postpetition financing                                      18,854,986                             -
                                                        -----------------                ----------------
                Total current liabilities                      31,979,987                      28,157,693

   Long-term debt, less current portion                        21,598,952                     336,287,418

Liabilities subject to compromise                             323,510,784                            -

Stockholders' equity (deficit):
   Preferred stock, $.01 par value, 10,000,000
     shares authorized,  no shares issued or outstanding           -                                -
   Common stock, $.01 par value, 50,000,000 shares
     authorized; issued and outstanding 16,940,064 and
     16,910,064 shares, respectively                             169,401                          169,101
   Additional paid-in capital                                119,771,711                      119,772,011
   Accumulated deficit                                      (277,189,011)                    (257,192,635)
                                                        -----------------                ----------------
        Total stockholders' equity (deficit)                (157,247,899)                    (137,251,523)
                                                        -----------------                ----------------
        Total liabilities and  stockholders'            $    219,841,824                 $    227,193,588
         equity (deficit)                               =================                ================

    See accompanying notes to condensed consolidated financial statements.


                            WIRELESS ONE, INC.
                         (Debtor-In-Possession)
             Condensed Consolidated Statements of Operations
                               (unaudited)


                                                   Three Months Ended
                                                       March 31,

                                                 1999               1998
                                                 ----               ----
Revenues                                  $    9,292,876      $  10,616,286
                                          --------------      -------------
Operating expenses:
   Systems operations                          5,139,127          6,423,708
   Selling, general, and administrative        5,939,119          5,769,745
   Depreciation and amortization               9,211,966          9,629,691
                                          --------------      -------------
           Total operating expenses           20,290,212         21,823,144
                                          --------------      -------------
Loss from operations                         (10,997,336)       (11,206,858)
                                          --------------      -------------

Other income (expense):
   Interest expense (excluding contractual
         interest in 1999 of $5,760,610)      (7,439,992)       (10,782,160)
   Interest income                                20,732            524,374
   Equity in losses of affiliate                (110,644)          (142,750)
   Gain on sale of investment                          -          1,000,000
                                          --------------      -------------
          Total other income (expense)        (7,529,904)        (9,400,536)
                                          --------------      -------------

Loss before reorganization costs
   and income taxes                          (18,527,240)       (20,607,394)
Reorganization costs                          (1,469,136)                 -
                                          --------------      -------------
Loss before income taxes                     (19,996,376)       (20,607,394)
Income tax benefit                                     -          1,300,000
                                          --------------      -------------

Net loss                                     (19,996,376)       (19,307,394)
                                          ==============      =============

Basic and diluted loss per common share   $        (1.18)     $       (1.14)
                                          ==============      =============

Basic and diluted weighted average common
   shares outstanding                         16,939,731         16,910,064
                                          ==============      =============

See accompanying notes to condensed consolidated financial statements.






                              WIRELESS ONE, INC.
                            (Debtor-In-Possession)
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                   1999                              1998
Cash flows used in operating activities:
   Net loss                                                $     (19,996,376)              $     (19,307,394)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
             Bad debt expense                                        367,131                         463,738
             Depreciation and amortization                         9,211,966                       9,629,691
             Amortization of debt discount                         3,851,529                       5,345,502
             Accretion of interest income                                  -                        (148,315)
             Deferred income tax benefit                                   -                      (1,300,000)
             Equity in losses of affiliate                           110,644                         142,750
             Gain on sale of assets                                        -                      (1,000,000)
             Changes in assets and liabilities:
                  Receivables                                        147,832                        (536,996)
                  Prepaid expenses                                   321,488                         169,047
                  Deposits                                            (5,744)                         (4,240)
                  Accounts payable and accrued expenses            4,952,015                       4,055,907
                                                           -----------------               -----------------

       Net cash used in operating activities                      (1,039,515)                     (2,490,310)
                                                           -----------------               -----------------

Cash flows used in investing activities:
       Purchase of investments and other assets                            -                        (125,000)
       Capital expenditures                                       (2,360,550)                     (2,376,855)
       Acquisition of license intangibles                             (1,632)                       (186,489)
       Proceeds from sale of assets                                        -                       2,500,000
                                                           -----------------               -----------------

       Net cash used in investing activities                      (2,362,182)                       (188,344)
                                                           -----------------               -----------------

Cash flows from financing activities:
       Principal payments on long-term debt                          (80,848)                        (74,727)
       Proceeds from issuance of notes                             5,000,000                               -
                                                           -----------------               -----------------

       Net cash provided by (used in) financing activities         4,919,152                         (74,727)
                                                           -----------------               -----------------

       Net increase (decrease) in cash                             1,517,455                      (2,753,381)

Cash and cash equivalents at beginning of period                   1,163,716                      15,528,215
                                                           -----------------               -----------------
Cash and cash equivalents at end of period                 $       2,681,171               $      12,744,834
                                                           =================               =================

See accompanying notes to condensed consolidated financial statements.





                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)   PROCEEDINGS UNDER CHAPTER 11 AND NATURE OF OPERATIONS

           On February 11, 1999, Wireless One, Inc. filed a voluntary case (the "Bankruptcy Case") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code.") The Company is operating its business as a debtor-in-possession, subject to the approval of the Bankruptcy Court for certain of its proposed actions subsequent to filing the Bankruptcy Case.

           The Company is engaged in the business of developing, owning, and operating wireless cable television systems and high-speed, two-way Internet access and data transmission systems, primarily in select southern and southeastern United States markets.

      (b)  CONSOLIDATION POLICY

           The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

     (c)   INTERIM FINANCIAL INFORMATION

           The condensed consolidated  financial  statements  are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

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


                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

     (e)  USE OF ESTIMATES

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates impacting the preparation of the Company's consolidated financial statements include the estimates of undiscounted future cash flows and fair values used in evaluating the carrying value of long-lived assets , the allowance for doubtful accounts on subscriber receivables, the valuation allowances on deferred tax assets and estimated useful lives of property and equipment and intangible assets. Actual results could differ from those estimates.

     (f)  RECLASSIFICATIONS

          Certain amounts in the prior year consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net loss.


(2)  LIQUIDITY, PROCEEDINGS UNDER CHAPTER 11 AND GOING CONCERN

     The Company has incurred significant operating and net losses since inception, and has been unable to generate sufficient cash flow from operating activities to meet projected debt service and other obligations as they become due. The Company's business requires substantial amounts of capital and liquidity, principally for the acquisition and installation of equipment, the development and launch of new products and markets, debt service and working capital requirements.

     In March 1998, the Company retained BT Alex. Brown as financial advisors to review its business operations. With BT Alex. Brown and other professionals, the Company began a number of initiatives to improve cash flow and liquidity, including the curtailing or delaying of its plans to expand into new markets. In September 1998, the Company issued secured notes totaling $12.5 million pursuant to a $20 million Senior Secured Discretionary Note Facility (the "Senior Facility") with Merrill Lynch Global Allocation Fund, Inc. ("MLGAF") to fund ongoing operations. During the fourth quarter of 1998 MLGAF informed the Company of its decision to withhold the remaining $7.5 million under the Senior Facility. During the fourth quarter of 1998, management concluded that it was unlikely that the Company would be able to continue to execute its then existing business plan, including continued development of new markets.

     In January 1999, the Company began negotiations with several of the largest holders (the "Unofficial Noteholders' Committee") of the $150 million aggregate principal amount of notes




                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

     due 2003 (the"1995 Senior Notes") and the $239 million aggregate principal amount of senior discount notes (the"1996 Senior Discount Notes") and collectively with the 1995 Senior Notes the "Old Senior Notes") regarding restructuring such indebtedness through a prenegotiated plan of reorganization. After extensive negotiations with the Unofficial Noteholders' Committee and other holders of Old Senior Notes, the parties reached an agreement (the "Bondholders' Agreement") on the material terms of a restructuring of the Company. Pursuant to these negotiations, on February 11, 1999, the Company filed the Bankruptcy Case. Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor in possession under the protection and supervision of the Bankruptcy Court.

     On February 12, 1999, the Company entered into a financing facility with MLGAF (the "Postpetition Financing") providing the Company with an aggregate principal amount of financing of approximately $18.9 million. The Postpetition Financing includes (i) $13.5 million, representing the outstanding principal amount under the Senior Facility (the Company had issued an additional $1.0 million note pursuant to the Senior Facility on February 3, 1999), (ii) accrued interest under the Senior Facility, (iii) a facility fee of $625,000 due to MLGAF in connection with the Senior Facility and (iv) $4 million in additional financing for working capital needs. Amounts outstanding under the Postpetition Financing bear interest at 15% per annum, and the Postpetition Financing will terminate on the earliest to occur of (i) August 12, 1999 (the date which is the six-month anniversary of the date of the entry of an interim order), (ii) the date the Postpetition Financing note has become or is declared to be immediately due and payable as a result of an Event of Default (as defined in the Postpetition Financing), (iii) the date of the redemption of the Postpetition Financing note by the Company or (iv) the effective date of the Company's Plan of Reorganization under the Bankruptcy Code (the "Plan")..

     MCI Worldcom, Inc. ("MCI") recently confirmed to the Company that it purchased the secured notes issued pursuant to the Postpetition Financing from MLGAF and a significant (but unspecified) amount of the Old Senior Notes. If MCI purchased Old Senior Notes that were subject to the Bondholders Agreement, MCI is bound by the Bondholders Agreement with respect to those Old Senior Notes. While the Company believes that MCI purchased at least some of its Old Senior Notes from persons who were subject to the Bondholders Agreement, MCI has not informed the Company of the identity of the persons from whom it purchased Old Senior Notes.

     On March 15, 1999, the Company filed the Plan and a proposed disclosure statement, which reflect the terms of the Bondholders Agreement. Pursuant to the Plan, on the effective date of the Plan (the "Effective Date"), the Old Senior Notes and equity interests of stockholders, and others, such as option and warrant holders, will be cancelled and on the Effective Date or as soon as practicable thereafter, holders of common stock on a record date to be determined (the "Record Date") will receive their pro-rata share of approximately 4% of (i) 9,950,000 of the 10,000,000 shares of the common stock of the Company (as it is expected to be reorganized as of the Effective Date, hereinafter "Reorganized Wireless") to be issued and outstanding as of the Effective Date (the "New Common Stock"), and (ii) the New Warrants, which are 5-year warrants to purchase an aggregate of 1,235,000 shares of New Common Stock at an exercise price of $29.57 per share, subject to adjustment under certain circumstances. All other equity interests will be cancelled and the holders thereof will not receive any distribution in respect thereof. The remaining approximately 96% of the New Common Stock will be distributed to holders of Old Senior Notes (9,552,000 shares) and to BT Alex. Brown (50,000 shares). Accordingly, under the Plan holders of common stock will receive one share of New Common Stock for every 42.56 shares of common stock held on the Record Date and a New Warrant to purchase 1 share of New Common Stock for every 13.72 shares of common stock held on the Record Date. Upon the Effective Date, Reorganized Wireless will be authorized under the Plan to issue incentive options to management of Reorganized Wireless to purchase 444,000 shares of New Common Stock at an exercise price of $13.51 per share pursuant to a newly adopted Stock Option Plan (the "New Stock Option Plan"). New additional incentive options to purchase 666,000 shares of New Common Stock at a yet-to-be-determined exercise price will also be available for issuance to management pursuant to the New Stock Option Plan.


                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999

     Since the filing of the Plan, there have been several acquisitions of other companies in the wireless cable industry which appear to indicate substantially higher enterprise valuations than the valuations which formed the basis for the Plan. In addition, the Company's revised signal coverage estimates (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview") could contribute to a higher valuation of the Company. In light of these developments, the Company is reviewing the appropriateness of the provisions of the Plan. Under the Bondholders Agreement, the parties (including the Company, subject to its fiduciary duties) have agreed to support the Plan and not to support any other plan of reorganization. There can be no assurance that, if the Company were to revise the Plan, such revised plan would be approved by any constituencies whose approval may be required under the Bankruptcy Code (including holders of the Old Senior Notes, if necessary) or whether any such plan would be confirmed by the Bankruptcy Court. If the Company determined to revise the Plan, there can also be no assurance that the holders of the Company's common stock would ultimately realize a recovery that is greater than or equal to the recovery provided under the Plan.

     By a letter to the Company dated February 25, 1999 (the "Heartland Letter"), Heartland Wireless Communications, Inc. ("Heartland"), a holder of approximately 20% of the Company's common stock, requested consideration of an alternate plan of reorganization for the Company. The Company has considered the plan proposed in the Heartland Letter and believes that the Company's Plan is more favorable to the creditors and stockholders of the Company.

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

     Upon emergence from bankruptcy, under SOP 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the Company will adjust the carrying value of its assets and liabilities based upon the final determination of its reorganization value (a fair value concept) by a third party. The amount of such additional write-down is not currently estimable.

 (3) INCOME TAXES

     The Company had previously recorded a net deferred tax liability in conjunction with its acquisition of TruVision Wireless, Inc. in 1996. The liability principally related to differences in the basis of the underlying assets and liabilities in excess of net operating loss carryforwards. The Company recognized $1.3 million of deferred income tax benefit for the three months ended March 31, 1998, representing the tax effect of the portion of net operating loss carryforwards generated in that period, which the Company utilized to reduce the deferred tax liability.



                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999


 (4) LIABILITIES SUBJECT TO COMPROMISE

     As more fully discussed in Note 2, under the Plan, holders of the Old Senior Notes will receive New Common Stock and New Warrants in exchange for cancellation of their debt. These amounts are considered eligible for compromise under the Plan and have been reclassified as Liabilities subject to compromise on the Company's Condensed Consolidated Balance Sheet at March 31, 1999.

     Liabilities subject to compromise are comprised of the following:

     1995 Senior Notes:            Principal Balance        $     150,000,000
                                   Accrued Interest                 6,375,305
                                   Unamortized Discount            (1,118,051)
     1996 Senior Discount Notes:   Principal Balance              239,252,000
                                   Unamortized Discount           (70,998,470)
                                                            -----------------
                                                            $     323,510,784
                                                            =================

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


 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999, COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998 .


 OVERVIEW

     Since its inception, the Company has significantly increased its subscription video operating markets ("Operating Markets") and number of subscribers. This controlled growth has been achieved from internal expansion and through acquisitions and mergers. The Company has sustained substantial net losses, primarily due to fixed operating costs associated with the development of its systems and products, interest expense and charges for depreciation and amortization.

     Historically, the Company's principal business has been the operation of wireless cable systems which provide, as of March 31, 1999, television programming service to video subscribers in 37 Operating Markets. These markets have an average of 27 cable television programming channels, including local broadcast programming. The Company also offers up to 185 channels of Direct Broadcast Satellite ("DBS") programming from DIRECTV, Inc. in many of its Operating Markets under cooperative marketing agreements with DIRECTV, Inc. and its distributors (collectively, "DTV"). As of March 31, 1999, the Company had approximately 101,000 wireless and DBS video subscribers.

     Subsequent to March 31, 1999, the Company, with the assistance of an outside engineering firm, updated its heretofore reported signal coverage estimates, which were based upon 1995 population data. The updated estimates take into account increases since 1995 in the number of housing units within the Company's market areas. The updated estimates also reflect recently completed engineering analyses which have enabled the Company to establish 30 supplemental undeveloped markets in areas where the Company has acquired exclusive rights to Multi-point Multi-channel Distribution System ("MMDS") and Wireless Communications Service ("WCS") spectrum since 1995. As a result, the Company now estimates that its MMDS spectrum and WCS signals cover 11,203,000 gross housing units in 111 market areas (including the Company's share of gross housing units covered by a 50 percent owned joint venture).

     Historically, companies within the wireless cable industry have also reported the estimated number of gross housing units within their signal coverage areas which are actually capable of receiving their signals, commonly known as line-of-sight ("LOS") housing units. The Company believes that, due to technological advances in the digital broadband (i.e., high capacity) wireless access ("BWA") and wireless cable industries (such as digital transmission and cellularization), a recent shift toward greater anticipated use of the MMDS and WCS spectrum for digital transmissions of voice and data (as opposed to analog transmissions of television programming), and the lack of industry standards upon which to compare estimates of LOS housing units (such as standard broadcast and receive antenna height, criteria for making booster station assumptions, and type of signal - a digital signal penetrates obstructions such as trees more readily than does an analog signal), LOS household estimates are no longer as meaningful as are estimates of gross housing units. Nonetheless, consistent with its historical and industry practices, the Company has also updated and revised its LOS housing unit estimates.

     Based upon such updated data and by applying to the Company's 30 newly identified supplemental markets signal coverage ratios from previously identified markets with similar topographic features, the Company estimates that 9,119,000 of such 11,203,000 gross housing units are LOS housing units. The Company previously estimated that its MMDS and WCS spectrum signals covered 9,240,000 gross housing units and 7,009,000 LOS housing units in 81 market areas (including the Company's pro rata share of the gross housing units covered by a 50 percent owned joint venture).

The following table shows the Company's updated and revised signal coverage estimates by market:

                                                    GROSS                      LOS
                                                   HOUSING                   HOUSING
                                                   UNITS (1)                  UNITS
                                                   ---------                  -----
VIDEO OPERATING MARKETS:
------------------------
Bucks, AL                                          156,100                   131,100
Demopolis, AL                                       17,800                    17,800
Dothan, AL                                         111,200                   100,100
Florence, AL                                        62,600                    62,600
Gadsden, AL                                        203,400                   103,700
Huntsville, AL                                     208,600                   173,100
Tuscaloosa, AL                                      91,500                    82,400
Ft.Walton Beach, FL                                 73,100                    73,100
Gainesville, FL                                    149,800                   146,800
Panama City, FL                                    118,800                    99,800
Pensacola, FL                                      232,200                   188,100
Tallahassee, FL                                    144,800                   141,900
Albany, GA                                          98,400                    84,600
Charing, GA                                         42,100                    40,000
Jeffersonville, GA                                 212,200                   167,600
Alexandria, LA                                      31,500                    31,500
Bunkie, LA                                          92,400                    90,600
Houma, LA                                           87,400                    87,400
Lafayette, LA                                      188,900                   188,900
Lake Charles, LA                                   115,400                   113,100
Monroe, LA                                         116,600                   107,300
Bude, MS                                            88,400                    78,700
Delta, MS                                          101,400                    98,400
Gulf Coast, MS                                     141,900                   141,900
Hattiesburg, MS                                    126,600                   102,500
Jackson, MS                                        220,700                   198,600
Meridian, MS                                        78,900                    52,100
Oxford, MS                                          66,700                    56,000
Starkville, MS                                      85,800                    71,200
Tupelo, MS                                         137,500                    99,000
Lawrenceburg, TN                                    79,400                    34,900
Tullahoma, TN                                      117,600                    77,600
Brenham, TX                                         41,700                    37,500
Bryan, TX                                          109,400                    77,700
Freeport, TX                                       208,200                   208,200
Milano, TX                                          40,900                    40,900
Wharton, TX                                        112,900                   112,900
                                                 ---------                 ---------
     TOTAL VIDEO OPERATING MARKETS               4,312,800                 3,719,600
                                                 ---------                 ---------

DATA-ONLY OPERATING MARKETS:
----------------------------
Baton Rouge, LA                                    273,000                   273,000
Memphis, TN                                        453,500                   453,500
                                                 ---------                 ---------
   TOTAL DATA ONLY OPERATING MARKETS               726,500                   726,500
                                                 ---------                 ---------

   TOTAL VIDEO AND DATA OPERATING MARKETS        5,039,300                 4,446,100
                                                 ---------                 ---------








                                                    GROSS                      LOS
                                                   HOUSING                   HOUSING
                                                   UNITS(1)                   UNITS
                                                   --------                  -------
NON-OPERATING MARKETS:
Auburn, AL                                       65,100                     29,900
Bankston, AL                                     83,400                     52,500
Birmingham, AL                                  318,000                    295,700
Mobile, AL                                       74,800                     50,900
Montgomery, AL                                  169,500                    147,500
Selma, AL                                        37,500                     30,400
Six Mile, AL                                     35,600                     32,800
Woodville, AL                                    31,900                     30,000
Pine Bluff, AR                                   85,800                     64,400
Marianna, FL                                     62,000                     57,000
Ocala, FL                                       307,200                    205,800
Augusta, GA                                     212,900                    123,500
Columbus, GA                                    169,700                    137,500
Hoggards Mill, GA                                24,900                     16,900
Savannah, GA                                    211,900                    207,700
Tarboro, GA{ }                                  100,500                    100,500
Valdosta, GA                                    115,200                    107,100
Vidalia, GA                                      51,800                     38,800
Bowling Green, KY                               143,500                     73,200
Abita Springs, LA                               217,300                    130,400
Amite, LA                                        55,500                     42,200
Leesville, LA                                    42,900                     29,200
Natchitoches, LA                                 38,000                     34,200
Ruston, LA                                       52,700                     31,600
Tallulah, LA                                     25,600                     25,600
Chattanooga, TN                                 285,000                    193,800
Flippin, TN                                      58,200                     57,000
Huntsville, TX                                   93,500                     58,900
                                              ---------                  ---------
TOTAL NON-OPERATING MARKETS                   3,169,900                  2,405,000
                                              ---------                  ---------


(1) 1999 Housing Units calculated by multiplying 1990 Units by growth factor per CACI Marketing Systems, Inc., Arlington, VA


                                                   GROSS                   LOS
                                                  HOUSING                HOUSING
                                                UNITS(1)(2)               UNITS
                                                -----------              -------
50% OWNED  JOINT VENTURE MARKETS
Moorehead, City, NC                             42,600                    31,100
Asheville, NC                                  134,100                    53,600
Charlotte, NC                                  309,200                   303,000
Elizabeth City, NC                              35,700                    16,800
Fayetteville, NC                               130,700                    96,700
Greenville, NC                                  54,200                    48,800
Hickory, NC                                    201,900                   111,000
Jacksonville, NC                                69,900                    74,100
Raleigh, NC                                    121,400                   119,000
Roanoke Rapids, NC                              19,900                    23,100
Rockingham, NC                                  45,900                    43,200
Rocky Mount, NC                                 93,600                    84,200
Wilmington, NC                                  76,400                    68,800
Winston Salem, NC                              285,500                   234,100
                                             ---------                 ---------
  TOTAL 50% OWNED JOINT VENTURE MARKETS      1,621,000                 1,307,500
                                             ---------                 ---------


                                                   GROSS                   LOS
                                                  HOUSING                HOUSING
                                                UNITS(1)(2)               UNITS
                                                -----------               -------
SUPPLEMENTAL MARKETS
Andalusia, AL                                   53,100                    29,200
Monroeville, AL                                 15,100                    12,700
Forrest City, AR                                17,500                    13,100
Monticello, AR                                  17,700                    11,000
Chiefland, FL                                   15,500                    15,200
Perry, FL                                       12,100                    11,900
Port St. Joe, FL                                21,300                    17,900
Sylvania, GA                                    27,800                    16,700
Dodge City, KS                                  65,200                    65,200
Thompkinsville, KY                              43,800                    22,300
Buras, LA                                        5,100                     5,100
Bruce, MS                                       11,300                     7,200
Clarksdale, MS                                  38,300                    37,200
Columbia, MS                                    19,300                    12,700
Corinth, MS                                     35,500                    22,700
Kosciusko, MS                                   38,600                    32,000
Magee, MS                                       12,600                     8,300
Natchez, MS                                     25,000                    22,300
Henderson, NC                                    8,700                     7,800
Milltown, NC                                    39,000                    16,800
Whiteville, NC                                  16,300                    12,200
Aiken, SC                                       64,100                    44,900
Columbia, SC                                   124,900                    79,900
Florence, SC                                    50,700                    38,000
Orangeburg, SC                                 105,200                    51,500
Sumter, SC                                     121,700                    86,400
Crossville, TN                                  45,900                    30,300
Jackson, TN                                     39,100                    27,800
McKenzie, TN                                    56,100                    39,800
Charleston, WV                                 225,900                   162,700
                                            ----------                 ---------
   SUPPLEMENTAL MARKET TOTALS                1,372,400                   960,800
                                            ----------                 ---------
       GRAND TOTALS                         11,202,600                 9,119,400
                                            ==========                 =========

(1) 1999 Housing Units calculated by multiplying 1990 Units by growth factor per CACI Marketing Systems, Inc., Arlington, VA.
(2)  All Joint Venture Housing Units counted at 50% of actual.


     While the Company is continuing its business as a wireless cable operator and will continue to exploit its DTV agreements, the Company redirected its primary long-term business strategy during 1998 to expand the use of its spectrum through the delivery of BWA services such as two-way high-speed Internet access, data transmission and IP telephony services, and the Company has devoted substantial resources in 1997 and 1998 to the development of these services and products. The Company's initial BWA product, developed and engineered over the past approximately two and one-half years, is a high-speed, two-way Internet access and data transmission product which it is marketing under the name "WarpOne{SM}". In 1998, the Company introduced Warp One{SM} in Jackson, Mississippi, Baton Rouge, Louisiana, and Memphis, Tennessee as test markets.

     In March 1998, the Company retained BT Alex. Brown as financial advisors to review its business operations, including its immediate working capital needs. With the assistance of BT Alex. Brown and other professionals, the Company began a number of initiatives to improve cash flow and liquidity, including curtailing or delaying its plans to expand into new non-operating markets, instead concentrating on the maintenance of its existing 39 video and data Operating Markets.

     In September 1998, the Company entered into a Senior Secured Discretionary Note Facility (the "Senior Facility") with Merrill Lynch Global Allocation Fund, Inc. ("MLGAF") to fund ongoing operations. As of February 11, 1999, the Company had borrowed $13.5 million in aggregate principal amount under this facility.

     In January 1999 the Company began negotiations with several of the largest holders (the "Unofficial Noteholders Committee") of the $150 million aggregate principal amount of senior notes due 2003 (the "1995 Senior Notes") and the $239 million aggregate principal amount of senior discount notes (the "1996 Senior Discount Notes") and, collectively with the 1995 Senior Notes, the ("Old Senior Notes") regarding restructuring the Old Senior Notes through a prenegotiated plan of reorganization. After extensive negotiations with the Unofficial Noteholders Committee and other holders of the Old Senior Notes, the parties entered into an agreement (the "Bondholders Agreement"), which provides for the material terms of a restructuring of the Company. Pursuant to these negotiations, on February 11, 1999 the Company filed a voluntary case (the "Bankruptcy Case") with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code")

     Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor in possession with the protection and supervision of the Bankruptcy Court in a manner intended to minimize the impact of the Bankruptcy Case on the Company's day-to-day activities. See " Liquidity and Capital Resources" for a description of certain financing obtained by the Company since the filing of the Bankruptcy Case and a summary of the terms of the Company's Plan of Reorganization filed under the Bankruptcy Code on March 15, 1999 (the "Plan") and other recent developments.

     The Company does not anticipate being able to generate net income for the foreseeable future and there can be no assurance that other factors, such as, but not limited to, general economic conditions and economic conditions prevailing in the Company's industry, its inability to raise additional financing or disruptions in its operations, will not result in further delays in operating on a profitable basis. Net losses are expected to continue as the Company focuses its resources on the marketing of its DTV products, development of its Internet access product and as additional systems are commenced or acquired. See "- Liquidity and Capital Resources."


 RESULTS OF OPERATIONS

     Revenues - The Company's revenues consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the three months ended March 31, 1999 were $9.3 million as compared to $10.6 million for the same period of 1998. The decrease in revenue over the comparable prior year period was primarily due to a decline in wireless video subscribers. A $3 increase in monthly basic wireless video service rates was effected March 1, 1999.

     Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides, certain repairs and maintenance expenditures, vehicle expenses and other direct operating and labor expenses. Programming costs, cost of program guides, channel lease payments (with the exception of minimum payments) and certain labor expenses are variable expenses that fluctuate as the number of subscribers changes. Systems operations expenses for the three months ended March 31, 1999 were $5.1 million as compared to $6.4 million for the same period of 1998, a decrease of $1.3 million. This decrease was largely attributable to the consolidation of system offices, retrenchment in the wireless video markets and continued reductions in the workforce.

     Selling, General and Administrative - SG&A expenses  for  the three months
 ended March 31, 1999 were $5.9   million compared to $5.8 million for the same
 period of 1998, an increase of $0.1 million.

     Depreciation and Amortization Expense - Depreciation and amortization expense for the quarter ended March 31, 1999 was $9.2 million versus $9.6 million for the same period of 1998, a decrease of $.4 million. The decrease in depreciation and amortization expense during the period was due to reduced capital spending during 1998 and 1999, the effect of an impairment write-down in the fourth quarter of 1999 combined with the shift in emphasis to DTV. Approximately two-thirds of capital expense on DTV installations is subsidized through the DTV Agreements.

     Interest Expense - Interest expense for the quarter ended March 31, 1999 was $7.4 million versus $10.8 million for the same period of 1998, a decrease of $3.4 million. This decrease in interest expense was due to the interest on the Old Senior Notes ceasing with the bankruptcy filing on February 11, 1999. If the contractualinterest had been calculated on the Notes through March 31, 1999, the interest expense would have increased $5.8 million to $13.2 million.

     Interest Income - Interest income for the quarter ended March 31, 1999 was negligible versus $.5 million for the same period of 1998, a decrease of $.5 million. This decrease in interest income was due to a decrease in the amount of funds available for investment that resulted from the continued utilization of cash balances to further develop the Company's Operating Systems.


 LIQUIDITY AND CAPITAL RESOURCES

     The wireless cable television and Internet access and data transmission businesses are capital intensive. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' premises, (ii) the construction of transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems, (v) investments in vehicles and administrative offices, and (vi) the development, testing and launch of new products, such as WarpOne{SM}, the Company's initial BWA product. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets, to construct or acquire its Operating Systems, to commence construction of Operating Systems in different markets and to finance initial operating losses.

     In order to finance the expansion of its Operating Systems and the launch of additional markets, in October 1995, the Company completed the initial public offering of 3,450,000 shares of its common stock (the "Common Stock Offering"). The Company received approximately $32.3 million in net proceeds from the Common Stock Offering. Concurrently, the Company issued 150,000 units (the "1995 Unit Offering") consisting of the 1995 Senior Notes and 450,000 warrants to purchase an equal number of shares of common stock at an exercise price of $11.55 per share. The Company placed approximately $53.2 million of the approximately $143.8 million of net proceeds realized from the sale of the 1995 unit offering into an escrow account to cover the first three years' interest payments on the 1995 Senior Notes as required by terms of the indenture governing the 1995 Senior Notes.

     In August 1996, the Company issued 239,252 units (the "1996 Unit Offering") consisting of the 1996 Senior Discount Notes and 239,252 warrants to purchase 544,059 shares of common stock at an exercise price of $16.64 per share. The Company received $118.6 million after expenses. The proceeds were used to fund marketing of the Company's new DTV multiple dwelling unit products, development of the Company's BWA product, the launch of new systems and expansion of the Company's existing markets.

     On September 4, 1998,  the  Company entered into a Senior  Facility with MLGAF. Prior to the commencement of the Bankruptcy Case, the Company issued $13.5 million in aggregate principal amount of notes under that facility to MLGAF. The Senior Facility bore interest at 13% per annum and would have matured on April 15, 1999. The Senior Facility was secured by substantially all of the Company's assets, as well as pledges of the stock of all of the Company's direct and indirect subsidiaries. In connection with the issuance of the Senior Secured Notes, the Company also issued to MLGAF seven-year detachable warrants to purchase 714,346 shares of the Company's common stock at an exercise price of $0.722 per share. The Senior Secured Notes were folded into the Postpetition Financing provided by MLGAF on February 12, 1999.

     For  the  three  months ended March  31,  1999,  cash  used  in  operating activities was $1.0 million consisting of a net loss of $20.0 million, partially offset by non-cash depreciation and amortization of $9.2 million, amortization of debt discount of $3.9 million, a net change in current assets and liabilities of $5.4 million, and net non-cash expenses of $.5 million. For the three months ended March 31, 1999, cash used in investing activities was $2.4 million, consisting primarily of capital expenditures. Cash flows from financing activities for the three months ended March 31, 1999 was $4.9 million consisting of proceeds from debt of $5.0 million less principal payments on long-term debt.

     For the three months ended March 31, 1998, cash used in operating activities was $2.5 million consisting primarily of a net loss of $19.3 million, in addition to an increase in receivables and prepaid expenses of $.4 million and a $1.0 million gain on the sale of the Company's investment in Telecorp Holding Corporation, Inc. ("Telecorp"), partially offset by depreciation and amortization of $9.6 million, an increase in accounts payable and accrued expenses of $4.1 million, and net non-cash expenses of $4.5 million. For the three months ended March 31, 1998, cash used in investing activities was $.2 million, consisting primarily of capital expenditures and payments for licenses and organization costs of approximately $2.4 million and $.3 million, respectively. In addition, the Company received $2.5 million in net proceeds from the sale of its investment in Telecorp. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as the development of its new high-speed internet product, and certain license and organization costs related to those markets. For the three months ended March 31, 1998, cash flows used in financing activities were $.1 million consisting of repayments of short-term debt.

      As described above (see "Overview"), on February 11, 1999, the Company announced that it had reached an agreement with the Unofficial Noteholders Committee and other holders of the Old Senior Notes regarding the financial reorganization of the Company. Pursuant to the Bondholders Agreement, the Company filed the Bankruptcy Case on February 11, 1999. Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor in possession with the protection and supervision of the Bankruptcy Court in a manner intended to minimize the impact of the Bankruptcy Case on the Company's day-to-day activities. An immediate effect of the filing of the Bankruptcy Case was the imposition of the automatic stay under the Bankruptcy Code which, with limited exceptions, enjoins the commencement or continuation of all litigation against the Company during pendency of the Bankruptcy Case.

     On February 12, 1999, the Company entered into the Postpetition Financing with MLGAF providing the Company with an aggregate principal amount of financing of approximately $18.9 million. The Postpetition Financing includes
 (i) $13.5 million, representing the outstanding principal amount under the Senior Facility, (ii) accrued interest under the Senior Facility, (iii) a facility fee of $625,000 due to MLGAF in connection with the Senior Facility and (iv) $4 million in additional financing provided by MLGAF for working capital requirements. Amounts outstanding under the Postpetition Financing bear interest at 15% per annum, and the Postpetition Financing will terminate on the earliest to occur of (i) August 12, 1999, (ii) the date the Postpetition Financing note has become or is declared to be immediately due and payable as a result of an Event of Default (as defined in the Postpetition Financing), (iii) the date of the redemption of the Postpetition Financing note by the Company or (iv) the Effective Date. By means of the Postpetition Financing and a recently completed sale of certain assets to a 50% owned joint venture, the Company's cash needs under its business plan are expected to be met through June 1999. The Company anticipates that certain additional asset dispositions permitted under the Postpetition Financing will occur during May and June 1999 which will provide the Company with sufficient cash up to the August 12, 1999 due date of the Postpetition Financing. Although the Company is actively pursuing certain additional asset sales, there can be no assurance that the Company will be able to dispose of its assets or find additional financing.

     MCI Worldcom, Inc. ("MCI") recently confirmed to the Company that it purchased the secured notes issued pursuant to the Postpetition Financing from MLGAF and a significant (but unspecified) amount of the Old Senior Notes. If MCI purchased Old Senior Notes that were subject to the Bondholders Agreement, MCI is bound by the Bondholders Agreement with respect to those Old Senior Notes. While the Company believes that MCI purchased at least some Old Senior Notes from persons who were subject to the Bondholders Agreement, MCI has not informed the Company of the identity of the persons from whom it purchased Old Senior Notes.

     On March 15, 1999, the Company filed the Plan and a proposed disclosure statement (the "Disclosure Statement"), both of which reflect the terms of the Bondholders Agreement. The Plan provides that creditor claims, other than certain officer and director indemnity claims and the claims of holders of the Old Senior Notes, will be unimpaired. Pursuant to the Plan, on the effective date of the Plan (the "Effective Date"), the Old Senior Notes and equity interests of stockholders, and others, such as option and warrant holders, will be cancelled and on the Effective Date or as soon as practicable thereafter, holders of common stock on a record date to be determined( the "Record Date") will receive their ratable proportion of approximately 4% of
 (i) 9,950,000 of the 10,000,000 shares of the new common stock of Reorganized Wireless (the "New Common Stock") to be issued and outstanding as of the Effective Date, and (ii)5-year warrants to purchase an aggregate of 1,235,000 shares of New Common Stock at an exercise price of $29.57 per share, subject to adjustment under certain circumstances(the "New Warrants"). All other equity interests will be cancelled and the holders thereof will not receive any distribution in respect thereof. The remaining approximately 96% of the New Common Stock will be distributed to holders of Old Senior Notes (9,552,000 shares) and to BT Alex. Brown (50,000 shares). Accordingly, under the Plan holders of common stock will receive one share of New Common Stock for every
 42.56 shares of common stock held on the Record Date and a New Warrant to purchase 1 share of New Common Stock for every 13.72 shares of common stock held on the Record Date. Upon the Effective Date, Reorganized Wireless will be authorized under the Plan to issue incentive options to management of
 Reorganized Wireless to purchase 444,000 shares of New Common Stock at an exercise price of $13.51 per share pursuant to a newly adopted Stock Option Plan (the "New Stock Option Plan"). New additional incentive options to purchase 666,000 shares of New Common Stock at a yet-to-be-determined exercise price will also be available for issuance to management pursuant to the New Stock Option Plan.

     Since the filing of the Plan, there have been several acquisitions of other companies in the wireless cable industry which appear to indicate substantially higher enterprise valuations than the valuations which formed the basis for the Plan. In addition, the Company's revised signal coverage estimates (See "Overview") could contribute to a higher valuation of the Company. In light of these developments, the Company is reviewing the appropriateness of the provisions of the Plan. Under the Bondholders Agreement, the parties (including the Company, subject to its fiduciary duties) have agreed to support the Plan and not to support any other plan of reorganization. There can be no assurance that, if the Company were to revise the Plan, such revised plan would be approved by any constituencies whose approval may be required under the Bankruptcy Code (including holders of the Old Senior Notes, if necessary) or whether any such plan would be confirmed by the Bankruptcy Court. If the Company determined to revise the Plan, there can also be no assurance that the holders of the Company's common stock would ultimately realize a recovery that is greater than or equal to the recovery provided under the Plan.

     The Company is expected to continue to generate operating and net losses for at least the foreseeable future. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. Operating cash flow from more mature systems is expected to be partially or completely offset by negative operating cash flow from less developed systems and from development costs associated with establishing its new products and its Operating Systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. The Company's ability to further launch Internet access and data transmission products and improve its video penetration rates and subscriber levels is dependent on numerous factors, including the Company's ability to finance new launches and expansion of existing systems, its experience with its DTV product , the acceptance and performance of WarpOne{SM }(the Company's initial BWA product) the ability of the Company to achieve the necessary regulatory approvals for Internet product launches in a timely manner, and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain such operating cash flow levels at any time.

     There can be no assurance that the Company will emerge from the Chapter 11 proceeding, that the Company will be able to obtain financing upon such emergence from bankruptcy, or that the Company will generate positive operating cash flow upon such emergence from bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amount of such assets. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      Upon emergence from bankruptcy, under SOP 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the Company will adjust the carrying value of its assets and liabilities based upon the final determination of its reorganization value (a fair value concept) by a third party. The amount of such additional write-down is not currently estimable.

 CAUTIONARY STATEMENTS

     Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the financial statements contained herein contain "forward-looking statements". Such statements include, without limitation, statements regarding future liquidity, cash needs and alternatives to address capital needs, and the Company's expectations regarding positive operating cash flow, net losses, subscriber and revenue levels, profitability and SG&A costs, the expected results of the Company's business strategy, and other plans and objectives of management of the Company for future operations and activities and are indicated by words or phrases such as "anticipate", "estimate", "plans", "projects", "continuing", "ongoing", " expects", "management believes", "the Company believes", " the Company intends", " we believe", "we intend", and similar words or phrases.



     Important factors that could cause actual results to differ materially from the Company's expectations include, without limitation, the availability, terms and conditions of additional financing that the Company will require, Bankruptcy Court approval and any other approvals required for such financing, any other matters requiring Bankruptcy Court or other approvals, the future amount of the Company's negative cash flow, the future results of the Company's operations, resolution of the Company's supply need for modems used in the Company's high-speed Internet product, business opportunities that may be presented to and pursued by the Company, changes in laws or regulations, uncertainty of the Company's ability to obtain FCC authorizations, competition, physical limitations of wireless cable transmission, changes in general business and economic condition in the Company's operation regions and issues arising from Year 2000 information technology matters, many of which are beyond the control of the Company. Further information regarding these and other factors that might cause future results to differ from those projected in the forward-looking statements is described in more detail under the heading "Factors That May Affect Future Results of the Company" in the Company's Form 10-K for the year ended December 31, 1998.


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

     The Company is currently implementing plans to address both the internal and external Year 2000 issues. Internally, these plans encompass an assessment of all major computer systems in use by the Company. The Company has already completed a significant upgrade to Year 2000 compliant software and hardware in conjunction with its 1996 merger. The Company currently anticipates it will have assessed and remedied all critical areas of its own operations by June 30, 1999, and that it will internally certify the readiness of these critical areas by September 30, 1999. The Company's risk assessment processes associated with critical suppliers and other key business partners, include analyzing responses to questionnaires previously solicited and, if necessary, performing onsite interviews. The Company is dependent upon the internal self-assessments of key business partners regarding their own Year 2000 issues. The Company intends to develop contingency plans based primarily on these assessment results. Despite the Company's efforts to identify and remedy its own internal Year 2000 problems as well as those of critical third parties, no assurance can be given that all such problems will be identified or adequately remedied, or that Year 2000 problems within its own systems and products or within those of third parties will not have a material adverse effect on the financial condition and results of operations of the Company.

     The following table is an estimate of timing for assessment and correction of Year 2000 issues:

                              EST.COMPLETION DATE     EST. CERTIFICATION DATE
     Internal Assessment          Completed                    N/A

     Internal Corrections       June 30, 1999           September 30, 1999

     External Assessment        June 30, 1999           September 30, 1999

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


 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

 PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:   See Exhibit Index on page E-1

 (b) Reports on Form 8-K

     On January 15, 1999, the Company filed a Current Report on Form 8-K stating under "Item 5, Other Events" that the Company had formed an unofficial ad hoc committee of holders of its unsecured Senior Notes had been formed.

     On February 11, 1999, the Company filed a Current Report or Form 8-K stating under "Item 3. Bankruptcy of Receivership:" that the Company filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

     On March 16, 1999, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that the Company had filed a proposed disclosure statement and plan of reorganization with the Bankruptcy Court.











                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 WIRELESS ONE, INC.



Date:    May 17, 1999            /s/ Henry M. Burkhalter
                                 ------------------------------------
                                 Henry M. Burkhalter
                                 President and Chief Executive Officer






Date: May 17, 1999               /s/ Henry G. Schopfer, III
                                 -----------------------------------
                                 Henry G. Schopfer, III
                                 Executive Vice President and
                                 Chief Financial Officer






Date: May 17, 1999               /s/ William D. Gray
                                 ----------------------------------
                                 William D. Gray
                                 Controller
                                 (Chief Accounting Officer)













                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

     3.1 (i) Amended and Restated Certificate of Incorporation of the Registrant (1)

     3.1   (ii) Bylaws of the Registrant (1)

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

     4.3 Escrow and Disbursement Agreement between the Registrant and Bankers Trust Corporation, Escrow Agent, dated October 24, 1995(2)

     4.4 Supplemental Indenture between the Registrant and United States Trust Company of New York, as trustee, dated July 26, 1996(3)

     4.5 Indenture between the Registrant and United States Trust Company of New York as Trustee, dated August 12, 1996(3)

     4.6 Warrant Agreement between the Registrant and United States Trust Company of New York, as Warrant Agent, dated August 12, 1996(4)

     4.7 Second Supplemental Indenture between the Registrant and the United States Trust Company of New York, as trustee, dated August 24, 1998, pertaining to the Registrant's 13% Senior Discount Notes due October 15, 2003 (5)

      4.8 First Supplemental Indenture between the Registrant and the United States Trust Company of New York, as trustee, dated August 24, 1998, pertaining to the Registrant's 13 1/2% Senior Discount Notes due August 1, 2006(5)

     10.1 Discretionary Note Purchase Agreement between the Company and the Purchasers listed in Schedule I thereto, dated as of September 4, 1998 (see table of contents for list of omitted exhibits and schedules)(6)

     10.2   Form of 13.00% Senior Secured Discretionary Note(6)

     10.3 Warrant Agreement between the Company and First Chicago Trust Company of New York, as warrant agent, dated as of September 4, 1998(6)

     10.4   Form of Warrant Certificate

     10.5 Paying Agency Agreement between the Company, Merrill Lynch Global Allocation Fund and PriceWaterhouseCoopers LLP, as paying agent and collateral agent, dated as of September 4, 1998(6)

     27.1   Financial Data Schedules(7)






FOOTNOTES
1) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 333-05109) as declared effective by the Commission on August 7, 1996.

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