Form 10-Q
period 1999-06-30
WIRELESS ONE INC
filed 1999-08-16
CIK 918358

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED JUNE 30, 1999

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

YES       X            NO ________


Number of shares of Common Stock outstanding as of July 31, 1999:


                                  16,958,479

                                   INDEX



PART I.  FINANCIAL INFORMATION                                         Page No.

        Item 1.     Financial Statements
                    Condensed Consolidated Balance Sheets as of
                    June 30, 1999 and December 31, 1998 (unaudited)......... 2

                    Condensed Consolidated Statements of Operations
                    for the three months ended June 30, 1999 and 1998,
                    and the six months ended June 30, 1999 and 1998
                    (unaudited)............................................. 3

                    Condensed Consolidated Statements of Cash Flows
                    for the six months ended June 30, 1999 and 1998
                    (unaudited)............................................  4

                    Notes to Condensed Consolidated Financial Statements
                    (unaudited)............................................  5

       Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.................... 13

       Item 3.      Quantitative and Qualitative Disclosures about
                    Market Risks........................................... 21


PART II.  OTHER INFORMATION

       Item 6.     Exhibits and Reports on Form 8-K........................ 21




PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                  WIRELESS ONE, INC.
                                (Debtor-In-Possession)
                        Condensed Consolidated Balance Sheets
                                    (unaudited)

                         Assets                      June 30,         December 31,
                                                      1999                1998
Current assets:
  Cash and cash equivalents                      $    1,579,465     $    1,163,716
  Subscriber receivables, net                         1,113,846          1,344,803
  Accrued interest and other receivables                528,293          1,022,409
  Prepaid expenses                                      561,573          1,113,086
                                               -----------------    ---------------
                  Total current assets                3,783,177          4,644,014

Property and equipment, net                          73,524,380         85,429,662
License and leased license investment, net          115,949,960        121,764,630
Other assets                                         14,753,538         15,355,282
                                               -----------------    ---------------
                  Total assets                   $  208,011,055     $  227,193,588
                                               =================    ===============

           Liabilities and Stockholders' Equity (Deficit)

Liabilities not subject to compromise:
  Current liabilities:
    Accounts payable                             $    1,951,448     $    1,646,290
    Accrued expenses                                  6,713,973          5,872,849
    Accrued interest                                  2,559,836          4,935,903
    Deferred revenue                                  2,528,092            659,695
    Current maturities of long-term debt              3,145,038          2,542,956
    Senior Secured Notes payable                              -         12,500,000
    Postpetition financing                           18,854,986                  -
                                               -----------------    ---------------
                  Total current liabilities          35,753,373         28,157,693

  Long-term debt, less current portion               18,603,868        336,287,418

Liabilities subject to compromise                   323,510,784                  -

Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 10,000,000
    shares authorized, no shares issued or
    outstanding                                               -                  -
  Common stock, $.01 par value, 50,000,000
    shares authorized; issued and outstanding
    16,958,479 and 16,910,064 shares,
    respectively                                        169,585            169,101
  Additional paid-in capital                        119,783,607        119,772,011
  Accumulated deficit                              (289,810,162)      (257,192,635)
                                               -----------------    ---------------
                  Total stockholders' equity
                  (deficit)                        (169,856,970)      (137,251,523)
                                               -----------------    ---------------
                  Total liabilities and
                  stockholders' equity
                  (deficit)                      $  208,011,055     $  227,193,588
                                               =================    ===============


See accompanying notes to condensed consolidated financial statements



                               WIRELESS ONE, INC.
                             (Debtor-In-Possession)
                 Condensed Consolidated Statements of Operations
                                  (unaudited)


                                                 Three Months Ended                   Six Months Ended
                                                      June 30,                            June 30,

                                               1999             1998              1999              1998
                                               ----             ----              ----              ----
Revenues                                   $  9,308,320    $  9,888,918     $  18,601,196    $  20,505,204
                                         --------------- ---------------- ---------------- -----------------
Operating expenses:
  Systems operations                          5,655,997       5,827,190        10,795,124       12,225,811
  Selling, general, and administrative        5,521,484       5,543,137        11,460,603       11,337,969
  Depreciation and amortization               9,236,451      10,320,427        18,448,417       19,950,117
                                         --------------- ---------------- ---------------- -----------------

      Total operating expenses               20,413,932      21,690,754        40,704,144       43,513,897
                                         --------------- ---------------- ---------------- -----------------

Loss from operations                        (11,105,612)    (11,801,836)      (22,102,948)     (23,008,693)
                                         --------------- ---------------- ---------------- -----------------

Other income (expense):
  Interest expense                           (1,346,378)    (11,038,397)       (8,786,370)     (21,820,558)
  Interest income                                 5,558         358,715            26,290          883,089
  Equity in losses of affiliate                (158,088)       (126,161)         (268,732)        (268,911)
  Gain on sale of investment                          -               -                 -        1,000,000
  Other                                               -         (20,361)                -          (20,361)
                                         --------------- ---------------- ---------------- -----------------

      Total other income (expense)           (1,498,908)    (10,826,204)       (9,028,812)     (20,226,741)
                                         --------------- ---------------- ---------------- -----------------

Loss before reorganization items
    and income taxes                        (12,604,520)    (22,628,040)      (31,131,760)     (43,235,434)
                                         --------------- ---------------- ---------------- -----------------

Reorganization items:
  Professional fees                          (1,111,217)              -         (2,580,353)              -
  Gain on sale of assets                      1,055,363               -          1,055,363               -
  Interest income                                39,223               -             39,223               -
                                         --------------- ---------------- ---------------- -----------------
      Total reorganization items                (16,631)              -         (1,485,767)              -
                                         --------------- ---------------- ---------------- -----------------

Loss before income taxes                    (12,621,151)    (22,628,040)       (32,617,527)    (43,235,434)
Income tax benefit                                    -       1,300,000                  -       2,600,000
                                         --------------- ---------------- ---------------- -----------------

Net loss                                    (12,621,151)    (21,328,040)       (32,617,527)    (40,635,434)
                                         =============== ================ ================ =================

Basic and diluted loss per common
   share                                   $      (0.74)   $      (1.26)    $        (1.93)  $       (2.40)
                                         =============== ================ ================ =================

Basic and diluted weighted average
   common shares outstanding                 16,946,604      16,910,064         16,943,187      16,910,064
                                         =============== ================ ================ =================


             See accompanying notes to condensed consolidated financial statements



                                      WIRELESS ONE, INC.
                                    (Debtor-In-Possession)
                        Condensed Consolidated Statements of Cash Flows
                                         (unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                   1999                1998
                                                                   ----                ----
Cash flows used in operating activities:
      Net loss                                             $  (32,617,527)     $  (40,635,434)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
                Bad debt expense                                  717,446             860,812
                Depreciation and amortization                  18,448,417          19,950,117
                Amortization of debt discount                   3,962,579          10,892,265
                Accretion of interest income                            -            (295,377)
                Deferred income tax benefit                             -          (2,600,000)
                Equity in losses of affiliate                     268,732             268,911
                Gain on sale of assets                         (1,055,363)         (1,000,000)
                Changes in assets and liabilities:
                        Receivables                                (5,654)           (865,291)
                        Prepaid expenses                          551,513            (150,361)
                        Deposits                                   25,411             (94,578)
                        Accounts payable and accrued expenses   6,290,824          (1,652,034)
                        Deferred revenue                        1,492,608                   -
                                                             --------------    -----------------

     Net cash used in operating activities                     (1,921,014)        (15,320,970)
                                                             --------------    -----------------

Cash flows used in investing activities:
     Purchase of investments and other assets                    (155,000)           (260,000)
     Capital expenditures                                      (3,729,770)         (5,572,908)
     Acquisition of license intangibles                           (10,782)           (349,628)
     Proceeds from sale of assets                               1,476,533           2,500,000
     Proceeds from maturities of securities                             -           9,411,000
                                                             --------------    -----------------

     Net cash (used in) provided by investing activities       (2,419,019)          5,728,464
                                                             --------------    -----------------

Cash flows from financing activities:
     Principal payments on long-term debt                        (273,955)           (150,938)
     Proceeds from issuance of notes                            5,000,000                   -
     Proceeds from exercise of stock options                       29,737                   -
                                                             --------------    -----------------
     Net cash provided by (used in) financing activities        4,755,782            (150,938)
                                                             --------------    -----------------

     Net increase (decrease) in cash and cash equivalents         415,749          (9,743,444)

Cash and cash equivalents at beginning of period                1,163,716          15,528,215
                                                             --------------    -----------------

Cash and cash equivalents at end of period                 $    1,579,465      $    5,784,771
                                                           ================    =================


See accompanying notes to condensed consolidated financial statements






                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


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

           The consolidated financial statements are prepared in accordance with Statement of Position (SOP) 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." This SOP provides guidance on financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize as going concerns under Chapter 11 of title 11 of the United States Code.

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








                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


     (d)   EARNINGS PER SHARE

           Earnings per share are computed in accordance with SFAS No. 128, "Earnings Per Share." The calculation of basic earnings per share excludes any dilutive effect of potential issuances of common stock, while diluted earnings per share includes the dilutive effect of such potential issuances. Shares issuable upon exercise of the Company's stock options and warrants are anti-dilutive and have been excluded from the calculation of diluted earnings per share. Anti-dilutive shares of 10,950 and 1,035,762 for the three month period ending June 30, 1998 and 1999, respectively, and 20,502 and 762,104 for the six month period ended June 30, 1998 and 1999, respectively, have been excluded from the calculation of diluted earnings per share.

     (e)  USE OF ESTIMATES

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The significant estimates impacting the preparation of the Company's consolidated financial statements include the estimates of undiscounted future cash flows and fair values used in evaluating the carrying value of long-lived assets, the allowance for doubtful accounts on subscriber receivables, the valuation allowances on deferred tax assets and estimated useful lives of property and equipment and intangible assets. Actual results could differ from those estimates.

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





                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


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

     In January 1999, the Company began negotiations with several of the largest holders (the "Unofficial Noteholders' Committee") of the $150 million aggregate principal amount of notes due 2003 (the "1995 Senior Notes") and the $239 million aggregate principal amount of senior discount notes (the "1996 Senior Discount Notes") and collectively with the 1995 Senior Notes (the "Old Senior Notes") regarding restructuring such indebtedness through a prenegotiated plan of reorganization. After extensive negotiations with the Unofficial Noteholders' Committee and other holders of Old Senior Notes, the parties reached an agreement (the "Bondholders' Agreement") on the material terms of a restructuring of the Company. Pursuant to these negotiations, on February 11, 1999, the Company filed the Bankruptcy Case. Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor-in-possession under the protection and supervision of the Bankruptcy Court.

     On February 12, 1999, the Company entered into a financing facility with MLGAF (the "Original Postpetition Financing") providing the Company with an aggregate principal amount of financing of approximately $18.9 million. The Original Postpetition Financing included (i) $13.5 million, representing the outstanding principal amount under the Senior Facility (the Company had issued an additional $1.0 million note pursuant to the Senior Facility on February 3, 1999), (ii) accrued interest under the Senior Facility, (iii) a facility fee of $625,000 due to MLGAF in connection with the Senior Facility and (iv) $4.0 million in additional financing for working capital needs. Amounts outstanding under the Original Postpetition Financing bore interest at 15% per annum, and the Original Postpetition Financing was to have terminated on the earliest to occur of (i) August 12, 1999 (the date which is the six-month anniversary of the date of the entry of an interim order), (ii) the date the Original Postpetition Financing note has become or is declared to be immediately due and payable as a result of an Event of Default (as defined in the Original Postpetition Financing), (iii) the date of the redemption of the Original Postpetition Financing note by the Company or (iv) the effective date of the Company's Original Plan of Reorganization under the Bankruptcy Code (the "Plan").







                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


     On March 15, 1999, the Company filed a plan of reorganization (the "Original Plan") and a proposed disclosure statement, which reflected the terms of the Bondholders Agreement. Pursuant to the Original Plan, on the effective date of the Original Plan (the "Effective Date"), the Old Senior Notes and equity interests of stockholders and others, such as option and warrant holders would be cancelled and on the Effective Date, or as soon as practicable thereafter, holders of common stock on a record date to be determined (the "Record Date") would receive their pro-rata share of approximately 4% of (i) 9,950,000 of the 10,000,000 shares of the common stock of the Company (as it was expected to be reorganized as of the Effective Date, hereinafter "Reorganized Wireless") to be issued and outstanding as of the Effective Date (the "New Common Stock"), and (ii) the "New Warrants", which are 5-year warrants to purchase an aggregate of 1,235,000 shares of New Common Stock at an exercise price of $29.57 per share, subject to adjustment under certain circumstances. All other equity interests would be cancelled and the holders thereof would not receive any distribution in respect thereof. The remaining approximately 96% of the New Common Stock would be distributed to holders of Old Senior Notes (9,552,000 shares) and to BT Alex. Brown (50,000 shares). Accordingly, under the Original Plan, holders of common stock would receive one share of New Common Stock for every 42.56 original shares of common stock held on the Record Date and a New Warrant to purchase one share of New Common Stock for every 13.72 shares of common stock held on the Record Date. Upon the Effective Date, Reorganized Wireless would be authorized under the Original Plan to issue incentive options to management of Reorganized Wireless to purchase 444,000 shares of New Common Stock at an exercise price of $13.51 per share pursuant to a newly adopted Stock Option Plan (the "New Stock Option Plan"). New additional incentive options to purchase 666,000 shares of New Common Stock at a yet-to-be-determined exercise price would also be available for issuance to management pursuant to the New Stock Option Plan.

     In April 1999, MLGAF assigned its interest in the Original Postpetition Financing to MCI Worldcom, Inc. ("MCI Worldcom"). As noted below, in July 1999 MCI Worldcom agreed to provide the Company with new postpetition financing on terms more favorable to the Company than the Original Postpetition Financing (the "New Postpetition Financing"). The New Postpetition Financing replaces and supersedes the Original Postpetition Financing, as noted below.

     In May 1999, the Company sold or transferred certain assets which are not a part of its core business or are no longer necessary to the operation of its business, including a hardwire cable system in Huntsville, Alabama. In addition, pursuant to certain limited liability company organizational documents and other agreements, Wireless One of North Carolina, LLC ("WONC"), a limited liability company in which the Company holds 50% of the membership interests, received from the Company certain FCC licenses and has taken on certain debt obligations associated therewith.







                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


     During June 1999, the Company began actively soliciting proposals from alternate lenders to provide financing on terms more favorable than those contained in the Original Postpetition Financing described above. In particular, the Company sought additional funds for the conduct of its business from a facility that would continue to be available after the confirmation of a plan of reorganization. As a result of this search, in July 1999, the Company received the New Postpetition Financing from MCI Worldcom. Under the terms of the New Postpetition Financing, MCI Worldcom provided to the Company a term loan in the aggregate principal amount of $36.05 million, which will convert to an exit facility upon the consummation of the Debtor's plan of reorganization. This principal amount includes (i) approximately $20.5 million of indebtedness under the Original Postpetition Financing, and (ii) a commitment fee of $360,500 (equivalent to 1% of the aggregate amount of the New Postpetition Financing) due to MCI Worldcom in connection with the New Postpetition Financing. Claims and liens of MCI Worldcom to secure the indebtedness under the New Postpetition Facility shall be afforded the same priority status as those claims under the Original Postpetition Financing. The terms and conditions of the New Postpetition Financing are substantially similar to those of the Original Postpetition Financing, except as detailed below.

     The New Postpetition  Financing will terminate on the earliest to occur of
     (i) July 23, 2001; or (ii) the date of substantial consummation of a plan of reorganization for the Company which has not been approved by MCI Worldcom. As more fully described below, the Company filed on August 5, 1999 an Amended Plan of reorganization in which the Company would become a wholly owned subsidiary of MCI Worldcom.

     Amounts outstanding under the New Postpetition Financing will bear interest at 10% per annum, which shall be payable quarterly in arrears beginning September 30, 1999. Alternatively, the Company has the option to pay interest in kind in which event the interest will accrue at the end of each month to the principal balance of the New Postpetition Financing.

     The New Postpetition Financing contains similar affirmative and negative covenants as those required by the Original Postpetition Financing. In addition, the New Postpetition Financing provides for certain other requirements customary for an exit financing facility, such as financial covenants related to minimum gross revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"), tested both quarterly and cumulatively, as well as certain other bankruptcy related defaults, such as (i) the granting of any other superpriority claim or lien which is senior to or pari passu with those granted with respect to the New
     Postpetition Financing; (ii) the order approving the New Postpetition Financing is stayed, modified, reversed or vacated; (iii) the Bankruptcy Court enters an order granting relief from the automatic stay so as to allow the holder of a security interest to proceed against any asset of the Company having a book value equal to or exceeding $100,000 in the aggregate; (iv) a plan of reorganization is confirmed that does not provide for the full payment in cash of the Company's obligations under the New Postpetition Financing on the Maturity Date; (v) an order shall be entered which dismisses the Bankruptcy Case and does not provide for payment in full in cash of the Company's obligations under the New Postpetition Facility; and (vi) the Company shall take any action, including the filing of an application in support of any of the foregoing, or any person other than the Company shall do so and such application is not contested in good faith by the Company and the relief requested is granted in an order that is not stayed pending appeal.




                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999



     Since the filing of the Original Plan, there have been announcements by MCI Worldcom and Sprint Corporation of several acquisitions of other companies in the wireless cable industry which appear to indicate substantially higher enterprise valuations than the $160 million valuation which formed the basis for the Original Plan. More specifically, MCI Worldcom informed the Company that it had purchased over two thirds of the Company's Old Senior Notes. In light of these developments, the Company reviewed the appropriateness of the provisions of the Original Plan. Under the Bondholders Agreement, the parties (including the Company, subject to its fiduciary duties) agreed to support the Original Plan and not to support any other plan of reorganization. Accordingly, the Company, with assistance from its financial advisor, held extensive negotiations with MCI Worldcom to address the appropriateness of the Original Plan. As a result of those negotiations with MCI Worldcom, the Company agreed to amend the Original Plan as described below.

     On August 5, 1999, the Company filed an amended plan of reorganization (the "Amended Plan") and an amended disclosure statement in which the Company would become a wholly owned subsidiary of MCI Worldcom. Consistent with the Original Plan, creditor claims, other than certain officer and director indemnity claims and the claims of holders of the Old Senior Notes, will be unimpaired. Pursuant to the Amended Plan, on the effective date of the Amended Plan, the Old Senior Notes and equity interests of stockholders, and others, such as option and warrant holders, will be cancelled and on the Effective Date or as soon as practicable thereafter,
     (1) holders other than MCI Worldcom of Old Senior Notes shall be paid in full, in cash, the amount of outstanding principal and unpaid interest owed in respect thereon on the Effective Date, or accreted value as of the Effective Date, as applicable, (2) MCI Worldcom shall receive 100% of the equity in Reorganized Wireless, and (3) holders of common stock and certain options and warrants on a record date to be determined (the
     "Record Date") will receive their ratable proportion of $22,611,100, estimated to be $1.32 per share (less the exercise price in the case of certain options and warrants).

     Upon consummation of the Amended Plan the liquidity needs of the Company are expected to be provided by MCI Worldcom.









                               WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


     The Company is expected to continue to generate operating and net losses for at least the foreseeable future. There can be no assurance that the
     Company will be able to achieve or sustain positive net income in the future. Operating cash flow from more mature systems is expected to be partially or completely offset by negative operating cash flow from less developed systems and from development costs associated with establishing its new products and its Operating Systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. The Company's ability to further launch Internet access and data transmission products and improve its video penetration rates and subscriber levels is dependent on numerous factors, including the Company's ability to finance new launches and expansion of existing systems, the success of its cooperative marketing agreements with DirecTV, Inc., and its distributors (collectively, "DTV"), the acceptance and performance of WarpOne{SM} (the Company's initial Broadband Wireless Access product), the ability of the Company to achieve the necessary regulatory approvals for Internet product launches in a timely manner, and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain such operating cash flow levels at any time.

     There can be no assurance that the Company will emerge from the Bankruptcy Case, that the Company will be able to obtain any necessary additional financing upon such emergence from bankruptcy, or that the Company will generate positive operating cash flow upon such emergence from bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amount of such assets. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     Upon emergence from bankruptcy, under SOP 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the Company will adjust the carrying value of its assets and liabilities based upon the final determination of its reorganization value (a fair value concept) by a third party. The amount of such adjustment is not currently estimable.


(3) INCOME TAXES

     The Company had previously recorded a net deferred tax liability in conjunction with its acquisition of TruVision Wireless, Inc. in 1996. The liability principally related to differences in the basis of the underlying assets and liabilities in excess of net operating loss carryforwards. The Company recognized $2.6 million of deferred income tax benefit for the six months ended June 30, 1998, representing the tax effect of the portion of net operating loss carryforwards generated in that period, which the Company utilized to reduce the deferred tax liability.




                               WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1999


(4) LIABILITIES SUBJECT TO COMPROMISE

     As more fully discussed in Note 2, under the Amended Plan, holders of the Old Senior Notes other than MCI Worldcom shall be paid in full as of the Effective Date in exchange for cancellation of their debt. MCI Worldcom shall receive equity in Reorganized Wireless in exchange for cancellation of their Old Senior Notes. These amounts are considered eligible for compromise under the Original and Amended Plan and have been reclassified as Liabilities subject to compromise on the Company's Condensed Consolidated Balance Sheet at June 30, 1999.


     Liabilities subject to compromise are comprised of the following:

1995 Senior Notes:                    Principal Balance                    $     150,000,000
                                      Accrued Interest                             6,375,305
                                      Unamortized Discount                        (1,118,051)
1996 Senior Discount Notes:           Principal Balance                          239,252,000
                                      Unamortized Discount                       (70,998,470)
                                                                           ------------------
                                                                           $     323,510,784
                                                                           ==================

     Additionally, under SOP 90-7, interest accruing on these compromised liabilities ceased as of the date of the filing of the Plan. If not for the filing, additional contractual interest expense would have been $11,512,176 and $16,912,786, respectively, for the three and six month periods ending June 30, 1999.

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


 RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO THE SAME PERIODS ENDED JUNE 30, 1998.


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

     Historically, the Company's principal business has been the operation of wireless cable systems which provide, as of June 30, 1999, television programming service to video subscribers in 37 Operating Markets. These markets have an average of 27 cable television programming channels, including local broadcast programming. The Company also offers up to 185 channels of Direct Broadcast Satellite ("DBS") programming from DIRECTV, Inc. in many of its Operating Markets under cooperative marketing agreements with DIRECTV, Inc. and its distributors (collectively, "DTV"). As of June 30, 1999, the Company had approximately 96,100 wireless and DBS video subscribers.

     While the Company is continuing its business as a wireless cable operator and will continue to exploit its DTV agreements, the Company redirected its primary long-term business strategy during 1998 to expand the use of its spectrum through the delivery of Broadband Wireless Access ("BWA") services such as two-way high-speed Internet access, data transmission and IP telephony services, and the Company has devoted substantial resources in 1997 and 1998 to the development of these services and products. The Company's initial BWA product, developed and engineered over the past approximately two and one-half years, is a high-speed, two-way Internet access and data transmission product which it is marketing under the name "WarpOne{SM}". In 1998, the Company introduced WarpOne{SM} in Jackson, Mississippi, Baton Rouge, Louisiana, and Memphis, Tennessee as test markets.

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

     In September 1998, the Company entered into the Senior Facility with MLGAF to fund ongoing operations. As of February 11, 1999, the Company had borrowed $13.5 million in aggregate principal amount under the Senior Facility.

     In January 1999 the Company began negotiations with the Unofficial Noteholders Committee regarding restructuring the Old Senior Notes through a prenegotiated plan of reorganization. After extensive negotiations with the Unofficial Noteholders Committee and other holders of the Old Senior Notes, the parties entered into the Bondholders Agreement, which provided for the material terms of a restructuring of the Company. Pursuant to these negotiations, on February 11, 1999 the Company filed the Bankruptcy Case with the Bankruptcy Court.

     Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor-in-possession with the protection and supervision of the Bankruptcy Court in a manner intended to minimize the impact of the Bankruptcy Case on the Company's day-to-day activities. See "-Liquidity and Capital Resources" for a description of certain financings obtained by the Company since the filing of the Bankruptcy Case and a summary of the terms of the Original Plan and the Amended Plan in which the Company would become a wholly owned subsidiary of MCI Worldcom, and other recent developments.

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


 RESULTS OF OPERATIONS

     Revenues - The Company's revenues consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the three months ended June 30, 1999 were $9.3 million as compared to $9.9 million for the same period of 1998, a decrease of 6%. The Company's subscription revenues for the six months ended June 30, 1999 were $18.6 million as compared to $20.5 million for the same period of 1998, a decrease of 9%. The decrease in revenue over the comparable prior year periods was primarily due to a decline in wireless video subscribers. A $3 increase in monthly basic wireless video service rates, effected March 1, 1999, partially offset the decline in video subscribers.

     Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides, certain repairs and maintenance expenditures, vehicle expenses and other direct operating and labor expenses. Programming costs, cost of program guides, channel lease payments (with the exception of minimum payments) and certain labor expenses are variable expenses that fluctuate as the number of subscribers changes. Systems operations expenses for the three months ended June 30, 1999 were $5.7 million as compared to $5.8 million for the same period of 1998. Systems operations expenses for the six months ended June 30, 1999 were $10.8 million as compared to $12.2 million for the same period of 1998, a decrease of 11%. This decrease was largely attributable to the consolidation of system offices, retrenchment in the wireless video markets and continued reductions in the workforce.

     Selling, General and Administrative - SG&A expenses for the three months ended June 30, 1999 were $5.5 million, unchanged from the same period in 1998. SG&A expenses for the six months ended June 30, 1999 were $11.5 million compared to $11.3 million for the same period of 1998, an increase of 2%.

     Depreciation and Amortization Expense - Depreciation and amortization expense for the quarter ended June 30, 1999 was $9.2 million versus $10.3 million for the same period of 1998, a decrease of $1.1 million. Depreciation and amortization expense for the six months ended June 30, 1999 was $18.4 million as compared to $20.0 million for the same period of 1998, a decrease of $1.6 million. The decrease in depreciation and amortization expense during both periods was due to reduced capital spending during 1998 and 1999, the effect of an impairment write-down in the fourth quarter of 1998 and the shift in emphasis to DTV.

     Interest Expense - Interest expense for the quarter ended June 30, 1999 was $1.3 million versus $11.0 million for the same period of 1998, a decrease of $9.7 million. Interest expense for the six months ended June 30, 1999 was $8.8 million as compared to $21.8 million for the same period of 1998, an decrease of $13.0 million. This decrease in interest expense was due to the interest on the Old Senior Notes ceasing with the bankruptcy filing on February 11, 1999. If the contractual interest had been calculated on the Notes through June 30, 1999, interest expense for the current quarter would have increased $11.2 million to $12.5 million, and year-to-date interest expense would have increased $16.9 million to $25.7 million.

     Interest Income - Interest income for the quarter and year-to-date periods ended June 30, 1999 was negligible, versus $.4 million and $.9 million for the respective periods in 1998. This decrease in interest income was due to a decrease in the amount of funds available for investment that resulted from the continued utilization of cash balances to further operate and develop the Company's Operating Systems.

     Reorganization Items - Under SOP 90-7 items of income, expense, gain, or loss that are realized or incurred by an entity in reorganization are to be classified as Reorganization Items. The Company has further segregated professional fees, gain on sale of assets and interest income within this category. Professional fees are comprised of legal, accounting, consulting and additional administrative costs that relate specifically to the Bankruptcy Case. Included in the gain on sale of assets are the sale of a hardwire cable system and the transfer of certain assets and liabilities to a limited liability company in which the Company holds a 50% interest. Interest income results from investment balances from funding made available to the Company through the Postpetition Financing.

 LIQUIDITY AND CAPITAL RESOURCES

     The wireless cable television and Internet access and data transmission businesses are capital intensive. The Company's operations require substantial amounts of capital for (i) the installation of equipment at subscribers' premises, (ii) the construction of transmission and headend facilities and related equipment purchases, (iii) the funding of start-up losses and other working capital requirements, (iv) the acquisition of wireless cable channel rights and systems, (v) investments in vehicles and administrative offices, and (vi) the development, testing and launch of new products, such as WarpOne{SM}, the Company's initial BWA product. Since inception, the Company has expended funds to lease or otherwise acquire channel rights in various markets, to construct or acquire its Operating Markets, to commence construction of Operating Markets in different areas and to finance initial operating losses.

     For the six months ended June 30, 1999, cash used in operating activities was $1.9 million. Adjustments to the net loss of $32.6 million to arrive at cash used in operating activities included a $1.1 gain offset by depreciation and amortization of $18.4 million, amortization of debt discount of $4.0 million, a net decrease in current assets and liabilities of $8.4 million and other non-cash expenses of $1.0 million. For the six months ended June 30, 1999, cash used in investing activities was $2.4 million, consisting of capital and other long-term asset expenditures of $3.9 million offset by proceeds from the sale of assets of $1.5 million. Cash flows from financing activities for the six months ended June 30, 1999 was $4.8 million consisting primarily of proceeds from debt of $5.0 million less principal payments on long-term debt.

     For the six months ended June 30, 1998, cash used in operating activities was $15.3 million. Adjustments to the net loss of $40.6 million to arrive at cash used in operating activities included an increase in current assets and liabilities of $2.8 million, deferred income tax benefit of $2.6 million, and a $1.0 million gain on the sale of the Company's investment in Telecorp Holding Corporation, Inc. ("Telecorp"), partially offset by depreciation and amortization of $20.0 million, amortization of debt discount of $10.9 million and other non-cash expenses of $0.8 million. For the six months ended June 30, 1998, cash provided by investing activities was $5.7 million, consisting of proceeds from the maturities of securities of $9.4 million which was offset by capital expenditures and other long-term asset purchases of $6.2 million. In addition, the Company received $2.5 million in net proceeds from the sale of its investment in Telecorp. These investing activities were principally related to the acquisition of equipment in certain of the Company's Operating Systems, as well as the development of its new high-speed internet product, and certain license and organization costs related to those markets. For the six months ended June 30, 1998, cash flows used in financing activities were $.2 million consisting of repayments of long-term debt.

      As described above (see "Overview"), on February 11, 1999, the Company announced that it had reached an agreement with the Unofficial Noteholders Committee and other holders of the Old Senior Notes regarding the financial reorganization of the Company. Pursuant to the Bondholders Agreement, the
 Company filed the Bankruptcy Case on February 11, 1999. Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor in possession under the protection and supervision of the Bankruptcy Court in a manner intended to minimize the impact of the Bankruptcy Case on the Company's day-to-day activities. An immediate effect of the filing of the Bankruptcy Case was the imposition of the automatic stay under the Bankruptcy Code which, with limited exceptions, enjoins the commencement or continuation of all litigation against the Company during pendency of the Bankruptcy Case.

     On February 12, 1999, the Company entered into a financing facility (the "Original Postpetition Financing") with MLGAF providing the Company with an aggregate principal amount of financing of approximately $18.9 million. The Original Postpetition Financing included (i) $13.5 million, representing the outstanding principal amount under the Senior Facility, (ii) accrued interest under the Senior Facility, (iii) a facility fee of $625,000 due to MLGAF in connection with the Senior Facility and (iv) $4 million in additional financing provided by MLGAF for working capital requirements. Amounts outstanding under the Original Postpetition Financing bore interest at 15% per annum, and the Original Postpetition Financing was to have terminated on the earliest to occur of (i) August 12, 1999, (ii) the date the Original Postpetition Financing note has become or is declared to be immediately due and payable as a result of an Event of Default (as defined in the Original Postpetition Financing), (iii) the date of the redemption of the Original Postpetition Financing note by the Company or (iv) the effective date of the Original Plan (the "Effective Date"),

       On March 15, 1999, the Company filed a plan of reorganization (the "Ori-ginal Plan") and a proposed disclosure statement, which reflect the terms of the Bondholders Agreement. Pursuant to the Original Plan, on the Effective Date the Old Senior Notes and equity interests of stockholders, and others, such as option and warrant holders, would be cancelled and on the Effective Date or as soon as practicable thereafter, holders of common stock on a record date to be determined (the "Record Date") would receive their pro-rata share of approximately 4% of (i) 9,950,000 of the 10,000,000 shares of the common stock of the Company (as it was expected to be reorganized as of the Effective Date, hereinafter "Reorganized Wireless") to be issued and outstanding as of the Effective Date (the "New Common Stock") , and (ii) the "New Warrants", which are 5-year warrants to purchase an aggregate of 1,235,000 shares of New Common Stock at an exercise price of $29.57 per share, subject to adjustment under certain circumstances. All other equity interests would be cancelled and the holders thereof would not receive any distribution in respect thereof. The remaining approximately 96% of th e New Common Stock would be distributed to holders of Old Senior Notes (9,552,000 shares) and to BT Alex. Brown (50,000 shares). Accordingly, under the Original Plan holders of common stock would receive one share of New Common Stock for every 42.56 original shares of common stock held on the Record Date and a New Warrant to purchase one share of New Common Stock for every 13.72 shares of common stock held on the Record Date. Upon the Effective Date, Reorganized Wireless would be authorized under the Original Plan to issue incentive options to management of Reorganized Wireless to purchase 444,000 shares of New Common Stock at an exercise price of $13.51 per share pursuant to a newly adopted Stock Option Plan (the "New Stock Option Plan"). New additional incentive options to purchase 666,000 shares of New Common Stock at a yet-to-be-determined exercise price would also be available for issuance to management pursuant to the New Stock Option Plan.

       In April 1999, MLGAF assigned its interest in the Original Postpetition Financing to MCI Worldcom. As noted below, in July 1999, MCI Worldcom agreed to provide the Company with new postpetition financing on terms more favorable to the Company than the Original Postpetition Financing (the "New Postpetition Financing"). The New Postpetition Financing replaces and supersedes the Original Postpetition Financing, as noted below.

       In May 1999, the Company sold or transferred certain assets which are not a part of its core business or are no longer necessary to the operation of its business, including a hardwire cable system in Huntsville, Alabama. In addition, pursuant to certain limited liability company organizational documents and other agreements, Wireless One of North Carolina, LLC ("WONC"), a limited liability company in which the Company holds 50% of the membership interests, received from the Company certain FCC licenses and has taken on certain debt obligations associated therewith.

       During June 1999 the Company began actively soliciting proposals from alternate lenders to provide financing on terms more favorable than those contained in the Original Postpetition Financing described above. In particular, the Company sought additional funds for the conduct of its business from a facility that would continue to be available after the confirmation of a plan of reorganization. As a result of this search, in July 1999, the Company received the New Postpetition Financing from MCI Worldcom. Under the terms of the New Postpetition Financing, MCI Worldcom provided to the Company a term loan in the aggregate principal amount of $36.05 million, which will convert to an exit facility upon the consummation of the Debtor's plan of reorganization. This principal amount includes (i) approximately $20.5 million of indebtedness under the Original Postpetition Financing, and
 (ii) a commitment fee of $360,500 (equivalent to 1% of the aggregate amount of the New Postpetition Financing) due to MCI Worldcom in connection with the New Postpetition Financing. Claims and liens of MCI Worldcom to secure the indebtedness under the New Postpetition Facility shall be afforded the same priority status as those claims under the Original Postpetition Financing. The terms and conditions of the New Postpetition Financing are substantially similar to those of the Original Postpetition Financing, except as detailed below.

       The New Postpetition Financing will terminate on the earliest to occur of (i) July 23, 2001; or (ii) the date of substantial consummation of a plan of reorganization for the Company which has not been approved by MCI Worldcom. As more fully described below, the Company filed on August 5, 1999 an Amended Plan of Reorganization in which the Company would become a wholly owned subsidiary of MCI Worldcom.

       Amounts outstanding under the New Postpetition Financing will bear interest at 10% per annum, which shall, be payable quarterly in arrears, beginning September 30, 1999. Alternatively, the Company has the option to pay interest in kind in which event the interest will accrue at the end of each month to the principal balance of the New Postpetition Financing.

       The New Postpetition Financing contains similar affirmative and negative covenants as those required by the Original Postpetition Financing. In addition, the New Postpetition Financing provides for certain other requirements customary for an exit financing facility, such as financial covenants related to minimum gross revenue and EBITDA, tested both quarterly and cumulatively, as well as certain other bankruptcy related defaults, such as (i) the granting of any other superpriority claim or lien which is senior to or pari passu with those granted with respect to the New Postpetition Financing; (ii) the order approving the New Postpetition Financing is stayed, modified, reversed or vacated; (iii) the Bankruptcy Court enters an order granting relief from the automatic stay so as to allow the holder of a security interest to proceed against any asset of the Company having a book value equal to or exceeding $100,000 in the aggregate; (iv) a plan of reorganization is confirmed that does not provide for the full payment in cash of the Company's obligations under the New Postpetition Financing on the Maturity Date; (v) an order shall be entered which dismisses the Bankruptcy Case and does not provide for payment in full in cash of the Company's obligations under the New Postpetition Facility; and (vi) the Company shall take any action, including the filing of an application in support of any of the foregoing, or any person other than the Company shall do so and such application is not contested in good faith by the Company and the relief requested is granted in an order that is not stayed pending appeal.

       Since the filing of the Original Plan, there have been announcements by MCI Worldcom and Sprint Corporation of several acquisitions of other companies in the wireless cable industry which appear to indicate substantially higher enterprise valuations than the $160 million valuation which formed the basis for the Original Plan. More specifically, MCI Worldcom informed the Company that it had purchased more than two thirds of the Company's Old Senior Notes. In light of these developments, the Company reviewed the appropriateness of the provisions of the Original Plan. Under the Bondholders Agreement, the parties (including the Company, subject to its fiduciary duties) agreed to support the Original Plan and not to support any other plan of reorganization. Accordingly, the Company, with assistance from its financial advisor, held extensive negotiations with MCI Worldcom to address possible amendments to the Original Plan. As a result of those negotiations with MCI Worldcom, the Company agreed to amend the Original Plan as described below.

       On August 5, 1999, the Company filed an amended plan of reorganization (the "Amended Plan") and a proposed disclosure statement in which the Company would become a wholly owned subsidiary of MCI Worldcom and a proposed disclosure statement relating to the Amended Plan. Consistent with the Original Plan, creditor claims, other than certain officer and director indemnity claims and the claims of holders of the Old Senior Notes, will be unimpaired. Pursuant to the Amended Plan, on the effective date of the Amended Plan, the Old Senior Notes and equity interests of stockholders, and others, such as option and warrant holders, will be cancelled and on the Effective Date or as soon as practicable thereafter, (1) holders other than MCI Worldcom of Old Senior Notes shall be paid in full, in cash, the amount of outstanding principal and unpaid interest owed in respect thereof on the Effective Date, or accreted value, as applicable, (2) MCI Worldcom shall receive 100% of the equity in Reorganized Wireless, and (3) holders of common stock on a record date to be determined (the "Record Date") will receive their ratable proportion of $22,611,100, estimated to be $1.32 per share (less the exercise price in the case of certain options and warrants).

       Upon consummation of the Amended Plan the liquidity needs of the Company are expected to be provided by MCI Worldcom.

       The Company is expected to continue to generate operating and net losses for at least the foreseeable future. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. Operating cash flow from more mature systems is expected to be partially or completely offset by negative operating cash flow from less developed systems and from development costs associated with establishing its new products and its Operating Systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. The Company's ability to further launch Internet access and data transmission products and improve its video penetration rates and subscriber levels is dependent on numerous factors, including the Company's ability to finance new launches and expansion of existing systems, its experience with its DTV product, the acceptance and performance of WarpOne{SM}(the Company's initial BWA product), the ability of the Company to achieve the necessary regulatory approvals for Internet product launches in a timely manner, and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain such operating cash flow levels at any time.

        There can be no assurance that the Company will emerge from the Bankruptcy Case, that the Company will be able to obtain any necessary additional financing upon such emergence from bankruptcy, or that the Company will generate positive operating cash flow upon such emergence from bankruptcy. These factors raise substantial doubt about the Company's ability to continue as a going concern. If the Company is unable to continue as a going concern and is forced to liquidate assets to meet its obligations, the Company may not be able to recover the recorded amount of such assets. The Company's consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        Upon emergence from bankruptcy, under SOP 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" the Company will adjust the carrying value of its assets and liabilities based upon the final determination of its reorganization value (a fair value concept) by a third party. The amount of such adjustment is not currently estimable.


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

    Important factors that could cause actual results to differ materially from the Company's expectations include those risk factors set forth in the Company's First Amended Disclosure Statement ("Amended Disclosure Statement") filed with the Bankruptcy Court on August 5, 1999 and filed as an exhibit to the Company's Form 8-K Current Report filed with the Securities and Exchange Commission on August 11, 1999, as well as, without limitation, Bankruptcy Court approval of the Amended Disclosure Statement and any other needed approvals and confirmation and consummation of the Amended Plan, many of which are beyond the control of the Company. Further information regarding these and other factors that might cause future results to differ from those projected in the forward-looking statements is described in more detail under the heading "Factors That May Affect Future Results of the Company" in the Company's Form 10-K for the year ended December 31, 1998, under the heading "Cautionary Statements" in the Company's Form 10-Q for the quarter ended March 31, 1999 and under the heading "Certain Risk Factors to be Considered" in the Amended Disclosure Statement.


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

     The Company is currently implementing plans to address both the internal and external Year 2000 issues. Internally, these plans encompass an assessment of all major computer systems in use by the Company. The Company has already completed a significant upgrade to Year 2000 compliant software and hardware in conjunction with its 1996 merger. The Company has assessed all critical areas of its own operations and anticipates the completion of internal corrections by October 15, 1999. It will internally certify the readiness of these critical areas by October 31, 1999. The Company's risk assessment processes associated with critical suppliers and other key business partners, included analyzing responses to questionnaires previously solicited and, if necessary, performing onsite interviews. The Company is dependent upon the internal self-assessments of key business partners regarding their own Year 2000 issues. The Company intends to develop contingency plans based primarily on these assessment results. Despite the Company's efforts to identify and remedy its own internal Year 2000 problems as well as those of critical third parties, no assurance can be given that all such problems will be identified or adequately remedied, or that Year 2000 problems within its own systems and products or within those of third parties will not have a material adverse effect on the financial condition and results of operations of the Company.

     The following table is an estimate of timing for assessment and correction of Year 2000 issues:

                                EST.COMPLETION DATE     EST. CERTIFICATION DATE
                                -------------------     -----------------------
     Internal Assessment             Completed                   N/A

     Internal Corrections         October 15, 1999        October 31, 1999

     External Assessment             Completed            October 31, 1999

     Costs incurred to date in addressing Year 2000 issues are approximately $0.2 million. Based on current correction projects the Company expects to spend approximately $0.3 million in both incremental spending and re-deployed resources to resolve Year 2000 issues. As the Company's assessment and correction of Year 2000 issues continues these costs may change. This estimate relates to internal issues and does not include potential costs from claims resulting from the Company's failure to effect timely implementation of corrective action on Year 2000 issues. The Company's estimate is irrespective of the impact on operations that may result from third party deficiencies.

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



PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:   See Exhibit Index on page E-1

 (b) Reports on Form 8-K

     On May 17, 1999, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that the Company had received a commitment letter from Cerberus Capital Management, L.P., to provide a debtor-in-possession financing facility.

     On May 21, 1999, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that the Company has filed a request for adjournment of the May 25, 1999 hearing before the Bankruptcy Court the purpose of which was to consider approval of the disclosure statement related to the Original Plan of Reorganization that the Company filed with the Bankruptcy Court on or about March 15, 1999.

     On June 22, 1999, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that, on June 23, 1999, the Company had received a commitment letter from MCI Worldcom to provide a new debtor-in-possession financing facility.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 WIRELESS ONE, INC.



Date:    August 16, 1999         /s/ Henry M. Burkhalter
                                 -------------------------------------
                                 Henry M. Burkhalter
                                 President and Chief Executive Officer






Date: August 16, 1999            /s/ Henry G. Schopfer, III
                                 -------------------------------------
                                 Henry G. Schopfer, III
                                 Executive Vice President and
                                 Chief Financial Officer






Date: August 16 , 1999           /s/ William D. Gray
                                 -------------------------------------
                                 William D. Gray
                                 Controller
                                 (Chief Accounting Officer)













                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

   3.1   (i) Amended and Restated Certificate of Incorporation of the
          Registrant(1)

   3.1   (ii) Bylaws of the Registrant(1)

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

   4.3 Escrow and Disbursement Agreement between the Registrant and Bankers Trust Corporation, Escrow Agent, dated October 24, 1995(2)

   4.4 Supplemental Indenture between the Registrant and United States Trust Company of New York, as trustee, dated July 26, 1996(3)

   4.5 Indenture between the Registrant and United States Trust Company of New York as Trustee, dated August 12, 1996(3)

   4.6 Warrant Agreement between the Registrant and United States Trust Company of New York, as Warrant Agent, dated August 12, 1996(4)

   4.7 Second Supplemental Indenture between the Registrant and the United States Trust Company of New York, as trustee, dated August 24, 1998, pertaining to the Registrant's 13% Senior Discount Notes due
         October 15, 2003(5)

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