Form 10-Q
period 1999-09-30
WIRELESS ONE INC
filed 1999-11-15
CIK 918358

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

YES     X            NO
     -------             ---------

Number of shares of Common Stock outstanding as of October 31, 1999:


                                  16,958,479





                                   INDEX



PART I. FINANCIAL INFORMATION                                          Page No.

        Item 1. Financial Statements
                Condensed Consolidated Balance Sheets as of September 30,
                1999 and December 31, 1998 (unaudited)....................... 2


                Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998, and the nine months ended September 30, 1999 and 1998 (unaudited)................ 3

                Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (unaudited)......... 4

                Notes to Condensed Consolidated Financial
                Statements (unaudited)....................................... 5

        Item 2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations....................................13

        Item 3. Quantitative and Qualitative Disclosures about Market
                Risks........................................................20



PART II. OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K............................ 21

PART I.   FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

                              WIRELESS ONE, INC.
                            (Debtor-In-Possession)
                    Condensed Consolidated Balance Sheets
                                (unaudited)

                Assets                                   September 30,            December 31,
                                                             1999                     1998
                                                        ---------------         ---------------
Current assets:
 Cash and cash equivalents                              $     1,444,535         $     1,163,716
 Marketable investment securities                             9,059,922                   -
 Subscriber receivables, net                                  1,209,695               1,344,803
 Accrued interest and other receivables                         839,157               1,022,409
 Prepaid expenses                                               782,728               1,113,086
                                                        ---------------         ---------------
        Total current assets                                 13,336,037               4,644,014

 Property and equipment, net                                 67,033,915              85,429,662
 License and leased license investment, net                 114,482,575             121,764,630
 Other assets                                                15,083,282              15,355,282
                                                        ---------------         ---------------
        Total assets                                    $   209,935,809         $   227,193,588
                                                        ===============         ===============


           Liabilities and Stockholders' Equity

Liabilities not subject to compromise:
 Current liabilities:
  Accounts payable                                      $     1,352,618         $     1,646,290
  Accrued expenses                                            8,115,186               5,872,849
  Accrued interest                                            1,045,297               4,935,903
  Deferred revenue                                            2,953,806                 659,695
  Current maturities of long-term debt                        2,280,062               2,542,956
  Senior Secured Notes payable                                    -                  12,500,000
                                                        ---------------         ---------------
        Total current liabilities                            15,746,969              28,157,693

 Long-term debt, less current portion                        54,119,896             336,287,418

 Liabilities subject to compromise                          323,510,784                   -

 Stockholders' equity (deficit):
  Preferred stock, $.01 par value, 10,000,000 shares
   authorized, no shares issued or outstanding                   -                        -
  Common stock, $.01 par value, 50,000,000 shares
   authorized; issued and outstanding 16,958,479 and
   16,910,064 shares, respectively                              169,585                 169,101
 Additional paid-in capital                                 119,783,607             119,772,011
 Accumulated deficit                                       (303,395,032)           (257,192,635)
                                                        ---------------         ---------------
        Total stockholders' equity (deficit)               (183,441,840)           (137,251,523)
                                                        ---------------         ---------------
        Total liabilities and stockholders' equity      $   209,935,809         $   227,193,588
                                                        ===============         ===============



See accompanying notes to condensed consolidated financial statements

                              WIRELESS ONE, INC.
                            (Debtor-In-Possession)
               Condensed Consolidated Statements of Operations
                                (unaudited)


                                                   Three Months Ended              Nine Months Ended
                                                      September 30,                  September 30,

                                                   1999            1998              1999             1998
                                                   ----            ----              ----             ----
Revenues                                      $   8,870,668    $   9,243,816     $   27,471,864   $   29,749,021
                                              -------------    -------------     --------------   --------------

Operating expenses:
 Systems operations                               4,726,985        6,214,170         15,522,109       18,439,981
 Selling, general, and administrative             6,151,550        6,602,049         17,612,153       17,940,018
 Depreciation and amortization                    9,171,094       11,371,460         27,619,511       31,321,578
                                              -------------    -------------     --------------   --------------

        Total operating expenses                 20,049,629       24,187,679         60,753,773       67,701,577
                                              -------------    -------------     --------------   --------------

Loss from operations                            (11,178,961)     (14,943,863)       (33,281,909)     (37,952,556)
                                              -------------    -------------     --------------   --------------

Other income (expense):
 Interest expense                                (1,534,646)     (11,492,031)       (10,321,016)     (33,312,588)
 Interest income                                     13,565          129,921             39,855        1,013,010
 Equity in losses of affiliate                     (130,681)        (155,045)          (399,413)        (423,956)
 Gain on sale of investment                           -                -                  -            1,000,000
 Other                                                -             (209,410)             -             (229,772)
                                              -------------    -------------     --------------   --------------

        Total other income (expense)             (1,651,762)     (11,726,565)       (10,680,574)     (31,953,306)
                                              -------------    -------------     --------------   --------------

Loss before reorganization items
 and income taxes                               (12,830,723)     (26,670,428)       (43,962,483)     (69,905,862)
                                              -------------    -------------     --------------   --------------
Reorganization items:
 Professional fees                                 (774,867)           -             (3,355,220)           -
 Gain (loss) on sale or disposition of assets      (129,974)           -                925,389            -
 Interest income                                    150,694            -                189,917            -
                                              -------------    -------------     --------------   --------------
        Total reorganization items                 (754,147)           -             (2,239,914)           -
                                              -------------    -------------     --------------   --------------
Loss before income taxes                        (13,584,870)     (26,670,428)       (46,202,397)     (69,905,862)
Income tax benefit                                    -            1,300,000              -            3,900,000
                                              -------------    -------------     --------------   --------------
Net loss                                        (13,584,870)     (25,370,428)       (46,202,397)     (66,005,862)
                                              =============    =============     ==============   ==============

Basic and diluted loss per common share       $       (0.80)   $       (1.50)    $        (2.73)  $        (3.90)
                                              =============    =============     ==============   ==============

Basic and diluted weighted average common
 shares outstanding                              16,958,479       16,910,064         16,948,401       16,910,064
                                              =============    =============     ==============   ==============


See accompanying notes to condensed consolidated financial statements

                              WIRELESS ONE, INC.
                            (Debtor-In-Possession)
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)

                                                                            Nine Months Ended
                                                                                September 30,
                                                                         1999                      1998
                                                                   -------------             --------------

Cash flows used in operating activities:
       Net loss                                                    $ (46,202,397)            $ (66,005,862)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
          Bad debt expense                                             1,070,682                 1,354,859
          Depreciation and amortization                               27,619,511                31,321,578
          Amortization of debt discount                                4,066,654                16,778,448
          Accretion of interest income                                     -                      (432,926)
          Deferred income tax benefit                                      -                    (3,900,000)
          Equity in losses of affiliate                                  399,413                   423,956
          Gain on sale or disposition of assets                         (925,389)               (1,000,000)
          Changes in assets and liabilities:
           Receivables                                                  (765,603)                 (613,755)
           Prepaid expenses                                              330,358                    49,925
           Deposits                                                       25,411                   (94,787)
           Accounts payable and accrued expenses                       7,263,430                 3,318,308
           Deferred revenue                                            1,918,322                     -
                                                                   -------------            --------------

       Net cash used in operating activities                          (5,199,608)              (18,800,256)
                                                                   -------------            --------------
Cash flows used in investing activities:
       Purchase of investments and other assets                         (359,000)                 (410,000)
       Capital expenditures                                           (5,072,988)               (7,334,164)
       Acquisition of license intangibles                                (10,782)                 (384,804)
       Proceeds from sale of assets                                    1,476,533                 2,500,000
       Purchase of marketable investment securities                  (10,061,875)                    -
       Proceeds from maturities of marketable investment
        securities                                                     1,001,953                 9,411,000
                                                                   -------------            --------------
       Net cash (used in) provided by investing activities           (13,026,159)                3,782,032
                                                                   -------------            --------------
Cash flows from financing activities:
       Principal payments on long-term debt                           (1,672,903)                 (278,647)
       Proceeds from issuance of notes payable                        20,149,752                12,500,000
       Proceeds from exercise of stock options                            29,737                     -
       Debt issuance costs                                                   -                  (1,767,546)
                                                                   -------------            --------------

       Net cash provided by (used in) financing activities            18,506,586                10,453,807
                                                                   -------------            --------------

       Net increase (decrease) in cash and cash equivalents              280,819                (4,564,417)

Cash and cash equivalents at beginning of period                       1,163,716                15,528,215
                                                                   -------------            --------------

Cash and cash equivalents at end of period                         $   1,444,535            $   10,963,798
                                                                   =============            ==============

Supplementary information:
Significant non-cash investing and financing activities:
       Long-term debt incurred to repay postpetition financing,
        related accrued interest and other accrued expenses        $   20,539,748                   -
                                                                   ==============           ==============
       Long-term debt incurred to finance debt issue costs         $      360,500                   -
                                                                   --------------           --------------

                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


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

                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


     (d)   EARNINGS PER SHARE

           Earnings per share are computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." The calculation of basic earnings per share excludes any dilutive effect of potential issuances of common stock, while diluted earnings per share includes the dilutive effect of such potential issuances. Shares issuable upon exercise of the Company's stock options and warrants are anti-dilutive and have been excluded from the calculation of diluted earnings per share. Anti-dilutive shares of 69,373 and 831,556 for the three month period ended September 30, 1998 and 1999, respectively, and 90,328 and 752,076 for the nine month period ended September 30 , 1998 and 1999, respectively, have been excluded from the calculation of diluted earnings per share.

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

                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


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

                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


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

                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


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

     The New Postpetition Financing contains similar affirmative and negative covenants as those required by the Original Postpetition Financing. In addition, the New Postpetition Financing provides for certain other requirements customary for an exit financing facility, such as financial covenants related to minimum gross revenue and earnings before interest, taxes, depreciation and amortization ("EBITDA"), tested both quarterly and cumulatively, as well as certain other bankruptcy related defaults, such as (i) the granting of any other superpriority claim or lien which is senior to or pari passu with those granted with respect to the New Postpetition Financing; (ii) the order approving the New Postpetition Financing is stayed, modified, reversed or vacated; (iii) the Bankruptcy Court enters an order granting relief from the automatic stay so as to allow the holder of a security interest to proceed against any asset of the Company having a book value equal to or exceeding $100,000 in the aggregate; (iv) a plan of reorganization is confirmed that does not provide for the full payment in cash of the Company's obligations under the New Post petition Financing on the maturity Date; (v) an order shall be entered which dismisses the Bankruptcy Case and does not provide for payment in full in cash of the Company's obligations

                               WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


     under the New Postpetition Facility; and (vi) the Company shall take any action, including the filing of an application in support of any of the foregoing, or any person other than the Company shall do so and such application is not contested in good faith by the Company and the relief requested is granted in an order that is not stayed pending appeal.

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

     On October 28, 1999, the Bankruptcy Court entered an order confirming the Amended Plan. The Company expects to consummate the Amended Plan and thereupon emerge from bankruptcy as a wholly-owned subsidiary of MCI Worldcom during the fourth quarter of 1999. See the Company's Form 8-K Current Report dated October 28, 1999 for a summary of the material features of the Amended Plan and for a copy of the Amended Plan attached as an exhibit thereto.

     Upon consummation of the Amended Plan the liquidity needs of the Company are expected to be provided by MCI Worldcom.

                              WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


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


(3) INCOME TAXES

     The Company had previously recorded a net deferred tax liability in conjunction with its acquisition of TruVision Wireless, Inc. in 1996. The liability principally related to differences in the basis of the underlying assets and liabilities in excess of net operating loss carryforwards. The Company recognized $3.9 million of deferred income tax benefit for the nine months ended September 30, 1998, representing the tax effect of the portion of net operating loss carryforwards generated in that period, which the Company utilized to reduce the deferred tax liability.

                               WIRELESS ONE, INC.
                            (DEBTOR-IN-POSSESSION)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999


     The Company expects to consummate the Amended Plan and thereupon emerge from bankruptcy as a wholly owned subsidiary of MCI Worldcom during the fourth quarter of 1999. The Company could potentially have a reduction of net operating loss carryforwards and a reduction in the tax basis of certain assets due to potential cancellation of indebtedness income. Also, due to the potential change of control of the Company, existing net operating loss carryforwards could be significantly limited. The impact of these matters, which will potentially impact deferred income taxes, will be analyzed by the Company upon consummation of the Amended Plan and emergence from bankruptcy.


(4) LIABILITIES SUBJECT TO COMPROMISE

     As more fully discussed in Note 2, under the Amended Plan, holders of the Old Senior Notes other than MCI Worldcom shall be paid in full as of the Effective Date in exchange for cancellation of their debt. MCI Worldcom shall receive equity in Reorganized Wireless in exchange for cancellation of their Old Senior Notes. These amounts are considered eligible for compromise under the Original and Amended Plan and have been reclassified as Liabilities subject to compromise on the Company's Condensed Consolidated Balance Sheet at September 30, 1999.


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
                                                                           =================

     Additionally, under SOP 90-7, interest accruing on these compromised liabilities ceased as of the date of the filing of the Plan. If not for the filing, additional contractual interest expense would have been $11,232,229 and $28,145,015, respectively, for the three and nine month periods ended September 30, 1999.

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


 RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO THE SAME PERIODS ENDED SEPTEMBER 30, 1998.


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

     Historically, the Company's principal business has been the operation of wireless cable systems which provide, as of September 30, 1999, television programming service to video subscribers in 37 Operating Markets. These markets have an average of 27 cable television programming channels, including local broadcast programming. The Company also offers up to 185 channels of Direct Broadcast Satellite ("DBS") programming from DirecTV, Inc. in many of its Operating Markets under cooperative marketing agreements with DirecTV, Inc. and its distributors (collectively, "DTV"). As of September 30, 1999, the Company had approximately 93,600 wireless and DBS video subscribers.

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

     Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor-in-possession with the protection and supervision of the Bankruptcy Court in a manner intended to minimize the impact of the Bankruptcy Case on the Company's day-to-day activities. See "- Liquidity and Capital Resources" for a description of certain financings obtained by the Company since the filing of the Bankruptcy Case and a summary of the terms of the Original Plan and the Amended Plan in which the Company would become a wholly owned subsidiary of MCI Worldcom, and other recent developments.

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


 RESULTS OF OPERATIONS

     Revenues - The Company's revenues consist of monthly fees paid by subscribers for the basic programming package and for premium programming services. The Company's subscription revenues for the three months ended September 30, 1999 were $8.9 million as compared to $9.2 million for the same period of 1998, a decrease of 3%. The Company's subscription revenues for the nine months ended September 30, 1999 were $27.5 million as compared to $29.7 million for the same period of 1998, a decrease of 7%. The decrease in revenue over the comparable prior year periods was primarily due to a 22% decline in MMDS video subscribers. The addition of 10,300 DBS subscribers and a $3 increase in monthly basic MMDS video service rates, effected March 1, 1999, partially offset the decline in MMDS video subscribers.

     Systems Operations Expenses - Systems operations expense includes programming costs, channel lease payments, tower and transmitter site rentals, cost of program guides, certain repairs and maintenance expenditures, vehicle expenses and other direct operating and labor expenses. Programming costs, cost of program guides, channel lease payments (with the exception of minimum payments) and certain labor expenses are variable expenses that fluctuate as the number of subscribers changes. Systems operations expenses for the three months ended September 30, 1999 were $4.7 million as compared to $6.2 million for the same period of 1998, a decrease of 24%. Systems operations expenses for the nine months ended September 30, 1999 were $15.5 million as compared to $18.4 million for the same period of 1998, a decrease of 16%. The decrease over both periods was largely attributable to retrenchment in the wireless video markets and continued reductions in the workforce.

     Selling, General and Administrative - SG&A expenses for the three months ended September 30, 1999 were $6.2 million, compared to $6.6 million from the same period in 1998, a decrease of 6%. SG&A expenses for the nine months ended September 30, 1999 were $17.6 million compared to $17.9 million for the same period of 1998, a decrease of 2%. The decrease in SG&A expenses over the comparable prior year periods is attributable to attrition of the workforce subsequent to the Company's bankruptcy filing and the consolidation of system administrative offices.

     Depreciation and Amortization Expense - Depreciation and amortization expense for the quarter ended September 30, 1999 was $9.2 million versus $11.4 million for the same period of 1998, a decrease of $2.2 million. Depreciation and amortization expense for the nine months ended September 30, 1999 was $27.6 million as compared to $31.3 million for the same period of 1998, a decrease of $3.7 million. The decrease in depreciation and amortization expense during both periods was due to reduced capital spending during 1998 and 1999, the effect of an impairment write-down in the fourth quarter of 1998 and the shift in emphasis to DTV.

     Interest Expense - Interest expense for the quarter ended September 30, 1999 was $1.5 million versus $11.5 million for the same period of 1998, a decrease of $10.0 million. Interest expense for the nine months ended September 30, 1999 was $10.3 million as compared to $33.3 million for the same period of 1998, a decrease of $23.0 million. This decrease in interest expense was due to the interest on the Old Senior Notes ceasing with the bankruptcy filing on February 11, 1999. If the contractual interest had been calculated on the Notes through September 30, 1999, interest expense for the current quarter would have increased $11.2 million to $12.7 million, and year-to-date interest expense would have increased $28.1 million to $38.4 million.

     Interest Income - Interest income for the quarter and year-to-date periods ended September 30, 1999 was negligible, versus $.1 million and $1.0 million for the respective periods in 1998. This decrease in interest income was due to a decrease in the amount of funds available for investment that resulted from the continued utilization of cash balances to further operate and develop the Company's Operating Systems.

     Reorganization Items - Under SOP 90-7 items of income, expense, gain, or loss that are realized or incurred by an entity in reorganization are to be classified as Reorganization Items. The Company has further segregated professional fees, gain (loss) on sale or disposition of assets and interest income within this category. Professional fees are comprised of legal, accounting, consulting and additional administrative costs that relate specifically to the Bankruptcy Case. Included in the gain (loss) on sale or disposition of assets are the sale of a hardwire cable system, the transfer of certain assets and liabilities to a limited liability company in which the Company holds a 50% interest and disposal costs related to the closing of system offices. Interest income results from investment balances from funding made available to the Company through the Postpetition Financing Facility.

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

     For the nine months ended September 30, 1999, cash used in operating activities was $5.2 million. Adjustments to the net loss of $46.2 million to arrive at cash used in operating activities included a $0.9 million gain offset by depreciation and amortization of $27.6 million, amortization of debt discount of $4.1 million, a net decrease in current assets and liabilities of $8.8 million and other non-cash expenses of $1.4 million. For the nine months ended September 30, 1999, cash used in investing activities was $13.0 million, consisting of net purchases of marketable securities of $9.1 million, capital and other long-term asset expenditures of $5.4 million offset by proceeds from the sale of assets of $1.5 million. Cash flows from financing activities for the nine months ended September 30,

 1999 were $18.5 million consisting primarily of proceeds from debt of $20.2 million less principal payments on long-term debt of $1.7 million.

      For the nine months ended September 30, 1998, cash used in operating activities was $18.8 million consisting of a net loss of $66.0 million, less non-cash depreciation and amortization of $31.3 million, amortization of debt discount of $16.8 million, a net change in current assets and liabilities of $2.6 million, and bad debt expense of $1.4 million, plus non-cash deferred income tax benefit of $3.9 million and a gain on sale of assets of $1.0 million. For the nine months ended September 30, 1998, cash provided by investing activities was $3.8 million, consisting primarily of proceeds from the maturities of securities of $9.4 million, net proceeds from the sale of its investment in Telecorp of $2.5 million, partially offset by capital expenditures, payments for licenses and the purchase of other assets and investments of $8.1 million. For the nine months ended September 30, 1998, cash flows provided by financing activities were $10.5 million. This cash flow consisted of $12.5 million from the issuance of notes pursuant to the Senior Facility, less $1.8 million for debt issue costs and $0.3 million for the repayment of debt.

      As described above (see "Overview"), on February 11, 1999, the Company announced that it had reached an agreement with the Unofficial Noteholders Committee and other holders of the Old Senior Notes regarding the financial reorganization of the Company. Pursuant to the Bondholders Agreement, the
 Company filed the Bankruptcy Case on February 11, 1999. Following commencement of the Bankruptcy Case, the Company has continued to operate its business as a debtor-in-possession under the protection and supervision of the Bankruptcy Court in a manner intended to minimize the impact of the Bankruptcy Case on the Company's day-to-day activities. An immediate effect of the filing of the Bankruptcy Case was the imposition of the automatic stay under the Bankruptcy Code which, with limited exceptions, enjoins the commencement or continuation of all litigation against the Company during pendency of the Bankruptcy Case.

     On February 12, 1999, the Company entered into a financing facility (the "Original Postpetition Financing") with MLGAF providing the Company with an aggregate principal amount of financing of approximately $18.9 million. The Original Postpetition Financing included (i) $13.5 million, representing the outstanding principal amount under the Senior Facility, (ii) accrued interest under the Senior Facility, (iii) a facility fee of $625,000 due to MLGAF in connection with the Senior Facility and (iv) $4 million in additional financing provided by MLGAF for working capital requirements. Amounts outstanding under the Original Postpetition Financing bore interest at 15% per annum, and the Original Postpetition Financing was to have terminated on the earliest to occur of (i) August 12, 1999, (ii) the date the Original Postpetition Financing note has become or is declared to be immediately due and payable as a result of an Event of Default (as defined in the Original Postpetition Financing), (iii) the date of the redemption of the Original Postpetition Financing note by the Company or (iv) the effective date of the Original Plan (the "Effective Date"),


       On March 15, 1999, the Company filed a plan of reorganization (the "Original Plan") and a proposed disclosure statement, which reflect the terms of the Bondholders Agreement. Pursuant to the Original Plan, on the Effective Date the Old Senior Notes and equity interests of stockholders, and others, such as option and warrant holders, would be cancelled and on the Effective Date or as soon as practicable thereafter, holders of common stock on a record date to be determined (the "Record Date") would receive their pro-rata share of approximately 4% of (i) 9,950,000 of the 10,000,000 shares of the common stock of the Company (as it was expected to be reorganized as of the Effective Date, hereinafter "Reorganized Wireless") to be issued and outstanding as of the Effective Date (the "New Common Stock"), and (ii) the "New Warrants", which are 5-year warrants to purchase an aggregate of 1,235,000 shares of New Common Stock at an exercise price of $29.57 per share, subject to adjustment under certain circumstances. All other equity interests would be cancelled and the holders thereof would not receive any distribution in respect thereof. The remaining approximately 96% of the New Common Stock would be distributed to holders of Old Senior Notes (9,552,000 shares) and to BT Alex. Brown (50,000 shares). Accordingly, under the Original Plan holders of common stock would receive one share of New Common Stock for every 42.56 original shares of common stock held on the Record

 Date and a New Warrant to purchase  one  share  of  New Common Stock for every
 13.72 shares of common stock held on the Record Date. Upon the Effective Date, Reorganized Wireless would be authorized under the Original Plan to issue incentive options to management of Reorganized Wireless to purchase 444,000 shares of New Common Stock at an exercise price of $13.51 per share pursuant to a newly adopted Stock Option Plan (the "New Stock Option Plan"). New additional incentive options to purchase 666,000 shares of New Common Stock at a yet-to-be-determined exercise price would also be available for issuance to management pursuant to the New Stock Option Plan.

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

       Amounts outstanding under the New Postpetition Financing will bear interest at 10% per annum, which shall be payable quarterly in arrears, beginning September 30, 1999. Alternatively, the Company has the option to pay interest in kind in which event the interest will accrue at the end of each month to the principal balance of the New Postpetition Financing.

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

       On August 5, 1999, the Company filed an amended plan of reorganization (the "Amended Plan") and proposed disclosure statement in which the Company would become a wholly owned subsidiary of MCI Worldcom and consistent with the Original Plan, creditor claims, other than certain officer and director indemnity claims and the claims of holders of the Old Senior Notes, will be unimpaired. Pursuant to the Amended Plan, on the effective date of the Amended Plan, the Old Senior Notes and equity interests of stockholders, and others, such as option and warrant holders, will be cancelled and on the Effective Date or as soon as practicable thereafter, (1) holders other than MCI Worldcom of Old Senior Notes shall be paid in full, in cash, the amount of outstanding principal and unpaid interest owed in respect thereof on the Effective Date, or accreted value, as applicable, (2) MCI Worldcom shall receive 100% of the equity in Reorganized Wireless, and (3) holders of common stock on a record date to be determined (the "Record Date") will receive their ratable proportion of $22,611,100, estimated to be $1.32 per share (less the exercise price in the case of certain options and warrants).

     On October 28, 1999, the Bankruptcy Court entered an order confirming the Amended Plan. The Company expects to consummate the Amended Plan and thereupon emerge from bankruptcy as a wholly-owned subsidiary of MCI Worldcom during the fourth quarter of 1999. See the Company's Form 8-K Current Report dated October 28, 1999 for a summary of the material features of the Amended Plan and for a copy of the Amended Plan attached as an exhibit thereto.

       Upon consummation of the Amended Plan the liquidity needs of the Company are expected to be provided by MCI Worldcom.

       The Company is expected to continue to generate operating and net losses for at least the foreseeable future. There can be no assurance that the Company will be able to achieve or sustain positive net income in the future. Operating cash flow from more mature systems is expected to be partially or completely offset by negative operating cash flow from less developed systems and from development costs associated with establishing its new products and its Operating Systems in new markets. This trend is expected to continue until the Company has a sufficiently large subscriber base to absorb operating and development costs of recently launched systems. The Company's ability to further launch Internet access and data transmission products and improve its video penetration rates and subscriber levels is dependent on numerous factors, including the Company's ability to finance new launches and expansion of existing systems, its experience with its DTV product, the acceptance and performance of WarpOne{SM} (the Company's initial BWA product), the ability of the Company to achieve the necessary regulatory approvals for Internet product launches in a timely manner, and general economic and competitive factors with respect to the wireless cable business, many of which are beyond the Company's control. There can be no assurance that the Company will be able to achieve the necessary subscriber or revenue levels to attain such operating cash flow levels at any time.

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

    Important factors that could cause actual results to differ materially from the Company's expectations include those risk factors set forth in the Company's First Amended Disclosure Statement ("Amended Disclosure Statement") filed with the Bankruptcy Court on August 5, 1999 and filed as an exhibit to the Company's Form 8-K Current Report filed with the Securities and Exchange Commission on August 11, 1999, as well as, without limitation, any other needed approvals and consummation of the Amended Plan, which are beyond the control of the Company. Further information regarding these and other factors that might cause future results to differ from those projected in the forward-looking statements is described in more detail under the heading "Factors That May Affect Future Results of the Company" in the Company's Form 10-K for the year ended December 31, 1998, under the heading "Cautionary Statements" in the Company's Form 10-Q for the quarter ended March 31, 1999 and under the heading "Certain Risk Factors to be Considered" in the Amended Disclosure Statement.


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

     The Company is currently implementing plans to address both the internal and external Year 2000 issues. Internally, these plans encompass an assessment of all major computer systems in use by the Company. The Company has already completed a significant upgrade to Year 2000 compliant software and hardware in conjunction with its 1996 merger. The Company has assessed all critical areas of its own operations and anticipates the completion of internal corrections by November 19, 1999. It will internally certify the readiness of these critical areas by November 30, 1999. The Company's risk assessment processes associated with critical suppliers and other key business partners, included analyzing responses to questionnaires previously solicited and, if necessary, performing onsite interviews. The Company is dependent upon the internal self-assessments of key business partners regarding their own Year 2000 issues. The Company intends to develop contingency plans based primarily on these assessment results. Despite the Company's efforts to identify and remedy its own internal Year 2000 problems as well as those of critical third parties, no assurance can be given that all such problems will be identified or adequately remedied, or that Year 2000 problems within its own systems and products or within those of third parties will not have a material adverse effect on the financial condition and results of operations of the Company.

 The following table is an estimate of timing for assessment and correction of Year 2000 issues:

                                EST.COMPLETION DATE      EST. CERTIFICATION DATE
     Internal Assessment           Completed                   N/A

     Internal Corrections       November 19, 1999        November 30, 1999

     External Assessment           Completed                 Completed


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

PART II.  OTHER INFORMATION

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits:   See Exhibit Index on page E-1

 (b) Reports on Form 8-K

     On July 20, 1999, the Company filed a Current Report on Form 8-K dated July 20, 1999 stating under "Item 5. Other Events" that the Company issued a news release stating that it will amend its Plan of Reorganization and Disclosure Statement in accordance with a term sheet negotiated with MCI Worldcom, Inc. and that the Company will become a wholly-owned subsidiary of MCI Worldcom, Inc. pursuant to the amended plan or reorganization, subject to Bankruptcy Court and other necessary approvals.

     On August 5, 1999, the Company filed a Current Report on Form 8-K dated August 5, 1999 stating under "Item 5. Other Events" that the Company filed a First Amended Plan of Reorganization and a First Amended Disclosure Statement and certain other related documents with the Bankruptcy Court. These documents amend the initial Plan of Reorganization and Disclosure Statement filed with the Bankruptcy Court on March 15, 1999, and remain subject to further revision and amendment as well as approval by the Bankruptcy Court.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 WIRELESS ONE, INC.



Date: November 15, 1999          /S/ Henry M. Burkhalter
                                 ____________________________________
                                 Henry M. Burkhalter
                                 President and Chief Executive Officer






Date: November 15, 1999          /S/ Henry G. Schopfer, III
                                 ___________________________________
                                 Henry G. Schopfer, III
                                 Executive Vice President and
                                 Chief Financial Officer






Date: November 15 , 1999         /S/ William D. Gray
                                 __________________________________
                                 William D. Gray
                                 Controller
                                 (Chief Accounting Officer)







                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION OF EXHIBIT


   2.1 Debtor's First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated August 5, 1999(1)

   2.2 Debtor's First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code dated August 5, 1999(1)

   3.1  (i) Amended and Restated Certificate of Incorporation of the
            Registrant(2)

   3.1  (ii) Bylaws of the Registrant(2)

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

   4.3 Escrow and Disbursement Agreement between the Registrant and Bankers Trust Corporation, Escrow Agent, dated October 24, 1995(3)

   4.4 Supplemental Indenture between the Registrant and United States Trust Company of New York, as trustee, dated July 26, 1996(4)

   4.5 Indenture between the Registrant and United States Trust Company of New York as Trustee, dated August 12, 1996(4)

   4.6 Warrant Agreement between the Registrant and United States Trust Company of New York, as Warrant Agent, dated August 12, 1996(5)

   4.7 Second Supplemental Indenture between the Registrant and the United States Trust Company of New York, as trustee, dated August 24, 1998, pertaining to the Registrant's 13% Senior Discount Notes due October 15, 2003(6)

   4.8 First Supplemental Indenture between the Registrant and the United States Trust Company of New York, as trustee, dated August 24, 1998, pertaining to the Registrant's 13 1/2% Senior Discount Notes due August 1, 2006(6)

  10.1 Discretionary Note Purchase Agreement between the Company and the Purchasers listed in Schedule I thereto, dated as of September 4, 1998 (see table of contents for list of omitted exhibits and schedules)(7)

  10.2  Form of 13.00% Senior Secured Discretionary Note(7)

  10.3 Warrant Agreement between the Company and First Chicago Trust Company of New York, as warrant agent, dated as of September 4, 1998(7)

  10.4  Form of Warrant Certificate(7)

  10.5 Paying Agency Agreement between the Company, Merrill Lynch Global Allocation Fund and PriceWaterhouseCoopers LLP, as paying agent and collateral agent, dated as of September 4, 1998(7)

  27.1  Financial Data Schedules(8)

FOOTNOTES


1) Incorporated herein by reference to the Registrant's Form 8-K dated August 5, 1999.

2) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1(Registration Number 333-05109) as declared effective by the Commission on August 7, 1996.

3) Incorporated herein by reference from the Registrant's Registration Statement on Form S-1 (Registration Number 33-94942) as declared effective by the commission on October 18, 1995.

4) Incorporated herein by reference from the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995.

5) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 (Registration Number 333-12449) as declared effective on October 18, 1996.

6) Incorporated herein by reference to the Registrant's Form 8-K dated August 25, 1998.

7) Incorporated herein by reference to the Registrant's Form 8-K dated September 4, 1998.

8)    Filed herewith.